Form 10-Q
period 1997-11-08
FRED MEYER INC
filed 1997-12-19
CIK 1043273

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 8, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________ to __________



                           Commission File No. 1-13339



                                FRED MEYER, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                      91-1826443
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)

              3800 S.E. 22nd Avenue
                  Portland, Oregon                                97202
     (Address of principal executive offices)                  (Zip Code)

                                 (503) 232-8844
              (Registrant's telephone number, including area code)

                                 Not applicable.
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

          Yes [ XX ]       No  [    ]


     Shares of Common Stock Outstanding at November 8, 1997: 88,052,304

                         PART I - FINANCIAL INFORMATION

                        FRED MEYER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          (Unaudited and in thousands)


                                                                        November 8,        February 1,
                                                                              1997               1997
                                                                        ----------         ----------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..........................................  $  117,375         $    48,769
   Receivables-net....................................................     109,912              23,729
   Inventories........................................................   1,200,557             604,910
   Prepaid expenses and other.........................................      52,207              43,149
   Current portion of deferred income taxes...........................      81,610              17,226
                                                                        ----------         -----------
      Total current assets............................................   1,561,661             737,783
                                                                        ----------         -----------

PROPERTY AND EQUIPMENT-NET............................................   1,941,983             929,765
                                                                        ----------         -----------

GOODWILL AND OTHER INTANGIBLES - NET..................................   1,026,514               4,599

OTHER ASSETS..........................................................      43,103              19,873
                                                                        ----------         -----------

         TOTAL........................................................  $4,573,261         $ 1,692,020
                                                                        ==========         ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and outstanding checks............................. $  830,429         $  398,430
   Current portion of long-term debt
      and capital lease obligations....................................      3,364              1,038
   Income taxes payable................................................        ---              5,115
   Accrued expenses and other..........................................    332,020             99,998
                                                                        ----------         ----------
      Total current liabilities........................................  1,165,813            504,581
                                                                        ----------         ----------

LONG-TERM DEBT AND MORTGAGES...........................................  1,900,504            521,512
                                                                        ----------         ----------

CAPITAL LEASE OBLIGATIONS..............................................     53,238             13,227
                                                                        ----------         ----------

DEFERRED LEASE TRANSACTIONS............................................     45,456             46,318
                                                                        ----------         ----------

DEFERRED INCOME TAXES..................................................     23,150             35,176
                                                                        ----------         ----------

OTHER LONG-TERM LIABILITIES............................................    100,075              5,302
                                                                        ----------         ----------

STOCKHOLDERS' EQUITY:
   Common stock........................................................        440                287
   Additional paid-in capital..........................................    891,798            203,314
   Retained earnings...................................................    393,568            434,122
   Treasury stock......................................................        ---            (69,773)
   Notes receivable from officers......................................       (299)            (1,394)
   Unearned compensation...............................................       (482)              (652)
                                                                        ----------         ----------

      Total stockholders' equity.......................................  1,285,025            565,904
                                                                        ----------         ----------

         TOTAL......................................................... $4,573,261         $1,692,020
                                                                        ==========         ==========


                              See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                12 Weeks Ended
                                                                         ------------------------------
                                                                         November 8,        November 9,
                                                                               1997               1996
                                                                         ----------         ----------
NET SALES................................................................$ 1,460,372        $   835,142
COST OF MERCHANDISE SOLD ................................................  1,027,847            590,715
                                                                         -----------        -----------

GROSS MARGIN ............................................................    432,525            244,427
OPERATING AND ADMINISTRATIVE EXPENSES ...................................    372,610            225,884
                                                                         -----------        -----------

INCOME FROM OPERATIONS ..................................................     59,915             18,543
INTEREST EXPENSE-NET ....................................................     22,863              8,324
AMORTIZATION OF GOODWILL ................................................      4,430                 71
                                                                         -----------        -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS .......................     32,622             10,148
PROVISION FOR INCOME TAXES ..............................................     14,345              3,856
                                                                         -----------        -----------

INCOME BEFORE EXTRAORDINARY LOSS ........................................     18,277              6,292
EXTRAORDINARY LOSS, NET OF TAXES ........................................    (91,210)              ---
                                                                         -----------        -----------

NET INCOME(LOSS) ........................................................$   (72,933)       $     6,292
                                                                         ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE:
     INCOME BEFORE EXTRAORDINARY LOSS ...................................$       .22        $       .11
     EXTRAORDINARY LOSS .................................................      (1.10)              ---
                                                                         -----------        -----------
     NET INCOME (LOSS) ..................................................$      (.88)       $       .11
                                                                         ===========        ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ...................................................     83,336             55,386
                                                                         ===========        ===========

                See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                40 Weeks Ended
                                                       -----------------------------
                                                       November 8,       November 9,
                                                              1997              1996
                                                        ----------         ----------
NET SALES .......................................       $ 3,611,323        $ 2,729,084
COST OF MERCHANDISE SOLD ........................         2,534,718          1,927,199
                                                        -----------        -----------

GROSS MARGIN ....................................         1,076,605            801,885
OPERATING AND ADMINISTRATIVE EXPENSES ...........           940,723            721,189
                                                        -----------        -----------

INCOME FROM OPERATIONS ..........................           135,882             80,696
INTEREST EXPENSE-NET ............................            46,440             30,606
AMORTIZATION OF GOODWILL ........................             4,596                237
                                                        -----------        -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS            84,846             49,853
PROVISION FOR INCOME TAXES ......................            34,190             18,944
                                                        -----------        -----------

INCOME BEFORE EXTRAORDINARY LOSS ................            50,656             30,909
EXTRAORDINARY LOSS ..............................           (91,210)              ---
                                                        -----------        -----------

NET INCOME (LOSS) ...............................       $   (40,554)       $    30,909
                                                        ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE:
     INCOME BEFORE EXTRAORDINARY LOSS ...........       $       .79        $       .55
     EXTRAORDINARY LOSS .........................             (1.42)              ---
                                                        -----------        -----------
     NET INCOME (LOSS) ..........................       $      (.63)       $       .55
                                                        ===========        ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ...........................            64,117             56,670
                                                        ===========        ===========

                 See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Unaudited and in thousands)

                                                                                  40 Weeks Ended
                                                                           ----------------------------
                                                                           November 8,      November 9,
                                                                                 1997             1996
                                                                           ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before extraordinary loss ................................       $    50,656        $    30,909
   Adjustments to reconcile income before
      extraordinary loss to net
      cash provided by operating activities:
      Depreciation and amortization of
         property and equipment ....................................           113,629             89,444
      Amortization of goodwill .....................................             4,596                237
      Deferred lease transactions ..................................            (8,884)            (3,699)
      Deferred income taxes ........................................            (1,040)            (1,384)
   Changes in operating assets and liabilities, net of acquisitions:
      Inventories ..................................................          (186,708)          (158,875)
      Other current assets .........................................             7,107            (11,898)
      Accounts payable and outstanding checks ......................           143,396            192,558
      Accrued expenses .............................................            (6,816)             4,797
      Income taxes .................................................             7,821              7,805
      Other liabilities ............................................            (4,593)            (1,089)
      Other ........................................................              (532)            (9,237)
                                                                           -----------        -----------

   Net cash provided by operating activities .......................           118,632            139,568
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in acquisitions ...................................            57,709               ---
   Other acquisition costs .........................................           (25,052)              ---
   Purchases of property and equipment .............................          (208,185)          (124,185)
   Net proceeds from sale of real property .........................            54,794            121,161
   Net maturities of investment securities .........................              ---              12,340
                                                                           -----------        -----------

   Net cash provided by (used for) investing
     activities ....................................................          (120,734)             9,316
                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock-net ....................................            27,953              1,466
   Stock repurchase and related expenses ...........................              ---             (69,773)
   Decrease (increase)in notes receivable ..........................               928               (149)
   Long-term financing:
      Borrowings ...................................................         1,572,562                 90
      Repayments ...................................................        (1,530,735)           (79,533)
                                                                           -----------        -----------

   Net cash provided by (used for)
      financing activities .........................................            70,708           (147,899)
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS:
   Net increase for the period .....................................            68,606                985
   Beginning of period .............................................            48,769             41,849
                                                                           -----------        -----------
   End of period ...................................................       $   117,375        $    42,834
                                                                           ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest .....................................................       $    35,680        $    30,364
      Income taxes .................................................            20,339             12,279
     Noncash capital lease obligations .............................               761               ---
     Details of acquisitions (Note 10):
        Fair value of assets acquired ..............................       $ 2,624,917               ---
        Liabilities assumed ........................................         1,869,685               ---
        Stock issued ...............................................           730,180               ---
                                                                           -----------        -----------
        Cash Paid ..................................................            25,052               ---
        Less cash acquired .........................................            57,709               ---
                                                                           -----------        -----------
        Net cash received from acquisitions ........................       $    32,657               ---
                                                                           ===========        ===========

                 See notes to consolidated financial statements.

                        FRED MEYER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Interim Reporting Periods
     -------------------------
     The Company's interim reporting periods for reports to stockholders are the 16th, 28th, and 40th weeks of its fiscal year.

2.   Reclassifications
     -----------------
     Certain prior year balances have been reclassified to conform to current year presentation.

3.   Inventories
     -----------
     Inventories consist mainly of merchandise held for sale. Substantially all of the inventories are valued at the lower of last-in, first-out (LIFO) cost or market. The Company has recorded a LIFO charge of $1,926,000 for the quarter ended November 8, 1997 and a charge of $5,160,000 for the first 40 weeks of 1997 versus a charge of $1,220,000 for the third quarter of the prior year and a charge of $4,220,000 for the first 40 weeks of the prior year. Inventories on a first in, first out (FIFO) basis would have been higher by $57,934,000 and $58,160,000 at November 8, 1997 and November 9, 1996, respectively. Estimated gross margins have been used for determining the cost of merchandise sold for those operating departments not taking physical inventories at the end of the interim periods.

4.   Goodwill
     --------
     Goodwill is being amortized on a straight-line basis over 15 to 40 years. Goodwill recorded in connection with the Smith's Food & Drug Centers, Inc. (Smith's) and Fox Jewelry Company (Fox) acquisitions is being amortized over 40 and 15 years, respectively. Other previously recorded goodwill continues to be amortized over 30 years.

5.   Income Taxes
     ------------
     Income taxes have been provided for based upon the current estimate of the Company's annual effective tax rate.

6.   Stockholders' Equity
     --------------------
     Changes in stockholders' equity for the 40 weeks ended November 8, 1997 were:
                                                             (In thousands)
                                                             --------------

          Stockholders' equity, February 1, 1997                 $565,904
          Shares issued in Smith's acquisition                    720,976
          Shares issued in Fox acquisition                          9,204
          Issuance of common stock, net                            27,953
          Amortization of discount on stock options                   277
          Net loss                                                (40,554)
          Decrease in notes receivable - officers                   1,095
          Unearned compensation, net of amortization                  170
                                                               ----------
          Stockholders' equity, November 8, 1997               $1,285,025
                                                               ==========

7.   Earnings Per Common Share
     -------------------------
     Shares outstanding and earnings per share amounts have been adjusted for the two-for-one stock split, effected as a 100 percent stock dividend, which was effective September 30, 1997.

     Fully diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average shares reflect the dilutive effect of outstanding stock options (ranging in exercise price from $6.063 to $28.125 per share) which was determined by using the "treasury stock" method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share
     (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement, and requires additional disclosures regarding EPS. SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending January 31, 1998 and require restatement of all prior periods presented. Earlier application of this statement is not permitted.

     However, if the Company computed its EPS for the 12 and 40 weeks ended November 8, 1997 in a manner consistent with SFAS No. 128, the pro forma amounts would have been as follows:

                                                            12 Weeks         40 Weeks
                                                             Ended            Ended
                                                      November 8, 1997  November 8, 1997
                                                      ----------------  ----------------
              Basic income per share before
                 extraordinary loss                      $      .23           $     .83
              Basic loss per share after
                 extraordinary loss                      $     (.93)          $    (.67)
              Diluted income per share before
                 extraordinary loss                      $      .22           $     .80
              Diluted loss per share after
                 extraordinary loss                      $     (.89)          $    (.64)
              Basic weighted average number of common
                 shares outstanding to the
                 nearest thousand                            78,517              60,805
              Diluted weighted average number of common
                 and common equivalent shares
                 outstanding to the nearest thousand         82,315              63,624

8.   New Accounting Pronouncements
     -----------------------------
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that all items of comprehensive income be reported in a financial statement for the period in which they are recognized. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from nonowner sources. SFAS No. 130 will be effective for the fiscal year ending January 30, 1999. The Company does not expect adoption of this statement to have a material effect on the Company's financial statement disclosure.

     Additionally in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires public enterprises to disclose financial and descriptive information about their operating segments. SFAS No. 131 will be effective for the fiscal year ending January 30, 1999. At this time, the Company has not completed its analysis of the effects of implementing SFAS No. 131, but does not believe that SFAS No. 131 will have a material effect on the current presentation of the financial statements.

9.   Commitments and Contingencies
     -----------------------------
     The Company and its subsidiaries are parties to various legal claims, actions, and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

10.  Acquisitions
     ------------
     On September 9, 1997 the Company succeeded to the businesses of Fred Meyer, Inc., now known as Fred Meyer Stores, Inc. (Fred Meyer Stores), and Smith's, as a result of mergers pursuant to the Agreement and Plan of Reorganization and Merger, dated as of May 11, 1997 (the Smith's Acquisition). At the closing on September 9, 1997: (i) Fred Meyer Stores and Smith's became wholly owned subsidiaries of the Company, (ii) each outstanding share of Class A Common Stock and Class B Common Stock of Smith's was converted into 1.05 shares of Common Stock of the Company;
     (iii) each outstanding share of Series I Preferred Stock of Smith's was converted into the right to receive in cash the amount of $.33 1/3; and
     (iv) each outstanding share of Common Stock of Fred Meyer Stores was converted into one share of Common Stock of the Company.

     The Smith's Acquisition was accounted for under the purchase method of accounting as a purchase by Fred Meyer and, accordingly, the operating results of Smith's from the date of acquisition are included in the Company's financial statements. 16.6 million shares of Common Stock of the Company (with a value of $720,976,000) were issued to Smith's shareholders in the Smith's Acquisition. The estimated value of goodwill assigned to Smith's amounted to approximately $1,021,000,000. The final goodwill amount will be determined when appraisals of assets and liabilities are completed which is expected to occur in the fourth quarter.

     The following unaudited pro forma results of operations assume the Smith's Acquisition occurred on February 4, 1996 (in thousands, except per share data):

                                                        40 Weeks Ended
                                              ----------------------------------
                                                    November 8,     November 9,
                                                          1997             1996
                                                   -----------      -----------
            Net sales                              $ 5,471,428      $ 5,037,288
            Net income before extraordinary loss        79,785           54,269
            Net loss                                   (11,425)         (36,941)
            Earnings per share:
               Income before extraordinary loss            .88              .60
               Net loss                                   (.13)            (.41)

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Smith's Acquisition been consummated as of February 4, 1996 nor is it necessarily indicative of future operating results.

     On August 17, 1997, the Company acquired substantially all of the assets and liabilities of Fox in exchange for common stock with a fair value of $9,204,000. The Fox acquisition was accounted for under the purchase method of accounting. The value of goodwill assigned to Fox amounted to approximately $5,300,000. The results of operations of Fox do not have a material effect on the consolidated operating results, and therefore are not included in the pro forma data presented.

11.  Refinancing
     -----------
     In connection with the Smith's Acquisition, the Company refinanced a substantial portion of the indebtedness of Fred Meyer Stores and Smith's. At the closing of the Smith's Acquisition, the Company entered into a five year $1.03 billion revolving credit facility, a $500.0 million 364-day revolving credit facility and a five year $500.0 million bridge facility (the "Senior Credit Facilities"), each guaranteed by certain of the Company's subsidiaries (including Smith's and Fred Meyer Stores). The Senior Credit Facilities were used to refinance the 11 1/4 percent Senior Subordinated Notes of Smith's and certain bank and insurance company loans of Fred Meyer Stores and Smith's. The revolving portion of the Senior Credit Facilities is available for general corporate purposes, including the support of the commercial paper program of the Company. The revolving credit facility and the bridge facility mature on September 9, 2002. The 364-day facility matures on September 9, 1998 with a one year extension available upon the request of the Company. The debt covenants associated with the new facility are similar to previous debt covenants required under agreements outstanding at February 1, 1997. The Senior Credit Facilities carry a floating interest rate that is more favorable than the rate in the previous Fred Meyer credit facility. The rate on outstanding debt at November 8, 1997 ranged from 5.8 percent to 6.2 percent. In addition to the Senior Credit Facilities, Fred Meyer Stores entered into a lease refinancing program of up to $270.0 million, which refinanced its tax retention operating lease programs. The obligations under the lease finance program were guaranteed by the Company and certain of the subsidiaries (including Smith's and Fred Meyer Stores).

     The premiums paid and the write-off of deferred financing costs of $148,309,000 relating to the debt refinanced has been reported as an extraordinary loss, net of the $57,099,000 tax benefit, in the 12 and 40 week periods ended November 8, 1997.

12.  Subsequent Events
     -----------------
     On November 6, 1997 the Company entered into separate merger agreements with Quality Food Centers, Inc. (QFC) and Food 4 Less Holdings, Inc. (FFL).

     Pursuant to the merger agreement with QFC, QFC will become a wholly owned subsidiary of the Company and each outstanding share of QFC common stock will be converted into the greater of (a) 1.9 shares of common stock of the Company or (b) the number of shares of common stock of the Company having a value equal to $55.00, but in no event will an outstanding share of QFC common stock be converted into more than 2.3 shares of common stock of the Company. Pursuant to the merger agreement with FFL, FFL will become a wholly owned subsidiary of the Company and stockholders and warrant holders of FFL in the aggregate will receive the greater of (a) 22.5 million shares of common stock of the Company or (b) the number of shares of common stock of the Company having a value equal to $600 million, but in no event will FFL stockholders and warrant holders receive more than 24 million shares of common stock of the Company.

     The number of shares of common stock of the Company to be received by stockholders of QFC and FFL may be reduced under certain circumstances as a result of store divestitures in California which may be required by state or federal regulatory authorities. In addition, the number of shares of common stock of the Company to be received by FFL stockholders will be subject to a net downward adjustment based on the cash settlement of FFL options and new issuances of FFL stock to employee stock ownership plans of FFL prior to the merger.

     The mergers are subject to regulatory and stockholder approval.

     The QFC merger is expected to be accounted for as a pooling-of-interests and the FFL merger will be accounted for as a purchase. These transactions are independent of each other and the completion of one merger is not a condition to the completion of the other merger. If the shareholders of the Company approve either the QFC merger or the FFL merger but not both, the Company intends to proceed with the merger that is approved. In connection with the above transactions, the Company intends to refinance certain outstanding indebtedness.


                             ---------------------


The financial information furnished in this Form 10-Q reflects all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the results for the 12 and 40 weeks ended November 8, 1997 and November 9, 1996.

The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year due to the seasonality of the Company's business. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's latest annual report filed on Form 10-K.

                                FRED MEYER, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company funded its working capital and capital expenditure needs in 1996 and the first three quarters of 1997 through internally generated cash flow and the issuance of unrated commercial paper, supplemented by borrowings under committed and uncommitted bank lines of credit, and sale/leaseback proceeds.

In conjunction with the Smith's acquisition, the Company entered into a new bank credit facility on September 9, 1997 that refinanced a substantial portion of the indebtedness of its Fred Meyer Stores and Smith's subsidiaries. The Company entered into a 5-year $1.03 billion revolving credit facility, a $500.0 million 364-day revolving credit facility, and a 5-year $500.0 million bridge facility (the Senior Credit Facilities), each guaranteed by the accompanying subsidiaries (including Smith's and Fred Meyer Stores). In addition to the committed Senior Credit Facilities, at November 8, 1997, the Company had $125.0 million of uncommitted money market lines with four banks. The bank lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing, existing store remodeling, acquisition of land, and major projects such as management information systems. At November 8, 1997, the Company had borrowings under the Senior Credit Facilities of $1.42 billion and unrated commercial paper outstanding in the amount of $370.4 million. In addition, the Company had borrowings under uncommitted borrowing facilities of $20.0 million. A total of approximately $239.6 million was available for borrowings under the Senior Credit Facilities, and $105.0 million was available for borrowings from the uncommitted money market lines. In addition to the Senior Credit Facilities, on September 9, 1997 Fred Meyer Stores entered into a lease financing arrangement of up to $270.0 million, which refinanced approximately $235.0 million in existing tax retention operating leases. The balance of this facility will be used to cover construction costs on three new stores.

The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt and rent expense on its lease lines of credit. At November 8, 1997, the Company had outstanding four interest rate contracts for a total notional amount of $180.0 million, and seven rent rate contracts, for a total notional amount of $80.0 million. All contracts are with commercial banks. The interest rate contracts effectively fix the Company's interest rates between 5.00 percent and
9.00 percent on the notional amount, and expire through 1999. The rent rate contracts effectively fix the Company's rental rates between 6.28 percent and
7.25 percent on the notional amount, and expire through 2000. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate and rent rate swap and cap agreements. The Company requires an A or better rating of the counter parties and, accordingly, does not anticipate nonperformance by the counter parties.

The Company believes that a combination of cash flow from operations and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1997, currently budgeted to be approximately $300.0 million, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity. The Company currently owns real estate with a net book value of approximately $1.0 billion.

RESULTS OF OPERATIONS

Results include Smith's from September 9, 1997, the date of the Smith's acquisition.

Comparison of the 12 weeks ended November 8, 1997 with the 12 weeks ended November 9, 1996.

Net sales for the third quarter of 1997 increased $625.2 million or 74.9 percent over the corresponding quarter in 1996. The 1997 increase includes $513.1 million in sales from Smith's. Without Smith's, sales increased 13.4 percent. This increase was due to openings of new stores, the acquisition of mall jewelry stores and strong food and nonfood sales. Comparable store sales, without Smith's, increased 8.6 percent with food comparable sales increasing 7.8 percent and nonfood comparable sales increasing 9.9 percent. The Company's food operations accounted for 73.8 percent of the overall sales in 1997 and 60.2 percent in 1996.

Gross margin as a percent of net sales was 29.6 percent for the third quarter of 1997, compared with 29.3 percent for 1996's third quarter. Gross margins increased in the third quarter of 1997 primarily due to the impact on margins of multi-store jewelry acquisitions.

Operating and administrative expenses as a percent of net sales were 25.5 percent for the third quarter of 1997, compared with 27.1 percent for 1996's third quarter. Expenses as a percent of sales decreased in 1997's third quarter primarily due to the impact of the acquisition of Smith's on expenses.

Net interest expense in the third quarter of 1997 was $22.9 million, an increase of 174.7 percent from the $8.3 million reported for 1996. The increase reflects higher borrowings related to the Smith's acquisition, partially offset by lower interest rates achieved due to the refinancing of a majority of the Company's debt.

The effective tax rate for the third quarter of 1997 was 44.0 percent and 38.0 percent for 1996's third quarter. The higher rate is due primarily to the effect of non-deductible goodwill amortization resulting from the Smith's acquisition.

Income before the extraordinary loss increased 190.5 percent to $18.3 million in the third quarter of 1997 from $6.3 million in the third quarter of 1996. The extraordinary loss of $91.2 million, net of taxes, is for early extinguishment of debt. This charge covers premiums paid and the write-off of financing costs relating to debt refinanced in the Smith's acquisition. After the extraordinary loss, a net loss of $72.9 million was reported in the third quarter of 1997.

Earnings per share before the extraordinary loss were $.22 in 1997's third quarter, an increase of 100 percent over the $.11 reported in 1996's third quarter. Including the effect of the extraordinary loss, a net loss per share of $.88 was reported in 1997's third quarter.

Income before net interest expense, income taxes, depreciation and amortization expense and LIFO expense (EBITDA) for the third quarter of 1997 was $107.9 million or 7.4 percent of sales, compared with $46.6 million or 5.6 percent of sales for the comparable quarter in 1996.

Comparison of the 40 weeks ended November 8, 1997 with the 40 weeks ended November 9, 1996.

Net sales for the first 40 weeks of 1997 increased $882.2 million or 32.3 percent to $3.61 billion. This increase includes $513.1 million in sales for Smith's. Without Smith's, sales increased 13.5 percent. This increase is due to openings of new stores, strong food and nonfood sales, and the acquisition of mall jewelry stores. Comparable store sales, without Smith's, increased 7.2 percent, with food comparable sales increasing 6.2 percent and nonfood comparable store sales increasing 8.9 percent. The Company's food operations accounted for 65.1 percent of the overall sales for the first 40 weeks of 1997, compared with 60.2 percent for the first 40 weeks of 1996.

Gross margin as a percent of net sales was 29.8 percent for the first 40 weeks of 1997 compared with 29.4 percent for 1996. Gross margins increased in the first 40 weeks of 1997 due to the impact on margins of the multi-store jewelry acquisitions and lower markdowns.

Operating and administrative expenses as a percent of net sales were 26.1 percent for the first 40 weeks of 1997 compared with 26.4 percent for the first 40 weeks of 1996. Expenses as a percent of net sales decreased in 1997's first 40 weeks primarily due to the impact of the acquisition of Smith's on expenses.

Net interest expense in the first 40 weeks of 1997 was $46.4 million, an increase of 51.7 percent from the $30.6 million for 1996. The increase reflects higher borrowings relating to the acquisition of Smith's, partially offset by lower interest rates.

The effective tax rate for the first 40 weeks of 1997 was 40.3 percent and 38.0 percent for the first 40 weeks of 1996. The higher rate is due primarily to the effect of non-deductible goodwill amortization resulting from the Smith's acquisition.

Income before the extraordinary loss increased 63.9 percent to $50.7 million in the first 40 weeks of 1997 from $30.9 million in the first 40 weeks of 1996. The extraordinary loss of $91.2 million, net of taxes, is for early extinguishment of debt. This charge covers premiums paid and the write-off of financing costs related to debt refinanced in the Smith's acquisition. After the extraordinary loss a net loss of $40.6 million was reported in the first 40 weeks of 1997.

Earnings per share before the extraordinary loss were $.79 in 1997's first 40 weeks, an increase of 43.6 percent over the $.55 reported in 1996's first 40 weeks. Including the effect of the extraordinary loss, a net loss per share of $.63 was reported in 1997's first 40 weeks.

Income before net interest expense, income taxes, depreciation and amortization expense and LIFO expense (EBITDA) for the first 40 weeks for 1997 was $254.7 million or 7.1 percent of sales, compared with $174.4 million or 6.4 percent of sales for the first 40 weeks in 1996.

EFFECT OF LIFO

Each year, the Company estimates the LIFO adjustment for the year based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for softgoods and jewelry, and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). The Company reviewed these year-to-date indices at the end of the third quarter and adjusted its LIFO reserve on a year-to-date basis to reflect the Company's overall product mix, anticipated year-end inventory levels, and the Company's expectations of the indices for the remainder of the year. At year-end, the Company makes the final adjustment reflecting the difference between its prior quarterly estimates and actual LIFO amount for the year.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

2.1 Agreement and Plan of Merger among Quality Food Centers, Inc., Q Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997. Incorporated by reference to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated November 6, 1997.
2.2 Agreement and Plan of Merger among Food 4 Less Holdings, Inc., FFL Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997. Incorporated by reference to Exhibit 99.2 to Fred Meyer's Current Report on Form 8-K dated November 6, 1997.
3.1         Restated Certificate of Incorporation of Fred Meyer, Inc.
3.2         Bylaws of Fred Meyer, Inc.
4.1         Specimen Stock Certificate.  Incorporated by reference to Exhibit
            4.1 to Fred Meyer's Registration Statement on Form S-4 (No. 333-32927).
4.2 $1,030,000,000 Credit Agreement dated as of September 9, 1997 among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent.
4.3 $500,000,000 364-Day Credit Agreement dated as of September 9, 1997 among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent.
4.4 $500,000,000 Bridge Credit Agreement dated as of September 9, 1997 among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent.
4.5         Form of Registration Rights Agreement for Fred Meyer, Inc.
            Incorporated by reference to Exhibit C to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated May 11, 1997.

            Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

10.1 Form of Executive Severance Agreement among Fred Meyer, Inc. and each executive officer.
10.2 Form of Management Services Agreement. Incorporated by reference to Exhibit D to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated May 11, 1997.
10.3 Yucaipa Warrant Agreement. Incorporated by reference to Exhibit 10.3 to Smith's Registration Statement on Form S-3 (No. 333-14953). Supplemental Warrant, dated as of September 9, 1997 among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and The Yucaipa Companies.
10.4 Fred Meyer, Inc. 1997 Stock Incentive Plan. Incorporated by reference to Appendix I to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated September 9, 1997.
10.5-1 Fred Meyer, Inc. 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10D to Fred Meyer's Quarterly Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).
10.5-2 Amended Fred Meyer, Inc. 1990 Stock Incentive Plan. Incorporated by reference to Exhibit 22 to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995 (File No. 1-11274).

10.6 Fred Meyer, Inc. Bonus Plan Description, as amended. Incorporated by reference to Exhibit 10B to Fred Meyer's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 1-11274).
10.7 Assumption Agreement and Unconditional Guaranty of Certain Obligations, dated December 11, 1981, among Fred Meyer, Inc., The Predecessor Company, DTC Acquisition Corporation, and Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.). Incorporated by reference to Exhibit 10FF to Fred Meyer's Registration Statement on Form S-1, Registration No. 2-87139.
10.8 Non-Employee Directors' Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K, dated September 9, 1997.
10.9        Form of contract for Senior Executive Long-Term Disability Program.
            Incorporated by reference to Exhibit 10G to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1993.
10.10 Fred Meyer Supplemental Income Plan dated January 1, 1994. Incorporated by reference to Exhibit 10H to Fred Meyer's Annual Report on Form 10-K for the year ended January 29, 1994.
10.11 Employment Agreement between Fred Meyer Stores, Inc. and Robert G. Miller, as amended.
10.12 Form of Lease Agreement for substantially identical leases covering 36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) including form of Assignment of Master Lease wherein Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) assigned its interest to Metropolitan Life Insurance Company and a First Amendment to Lease Agreement, dated November 25, 1985, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral Matters Agreement and Indemnification Agreement, each dated November 25, 1986, between Fred Meyer, Inc. and Metropolitan Life Insurance Company. Incorporated by reference to Exhibit 101 to Fred Meyer's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Memorandum of First Amendment to Lease Agreement, dated March 6, 1987, between Metropolitan Life Insurance Company ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant; and Assignment of Master Lease, dated March 6, 1987, between Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) (Assignor) and Metropolitan (Assignee) for Nampa, Idaho. Incorporated by reference to Exhibit 10I to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Form of Modification to Master Lease Agreement entered into as of February 4, 1997 between Metropolitan, as Landlord and Fred Meyer, as Tenant/Lessee relating to 29 leases with nonstandard provisions attached as appendices and form of Termination of Master Lease entered into as of February 4, 1997 with respect to six Premises and one distribution center. See appendices. Incorporated by reference to Exhibit 101 to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-11274).
10.13 Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to Exhibit 10J to Fred Meyer's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard Provisions. Incorporated by reference to
            Exhibit 10J to Fred Meyer's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien,

            Washington facility. Incorporated by reference to Exhibit 10K to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1993. Second Lease Modification Agreement for Cornelius store, dated as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994. Incorporated by reference to Exhibit 10J to Fred Meyer's Annual Report on Form 10-K for the year ended January 28, 1995. Lease Amendment No. 2 (AN-Northern Lights, Boulevard Store) between Fred Meyer and Real Estate Properties Limited Partnership, and Memorandum of Modification to Lease/Short-Form Lease (AN-Northern Lights, Anchorage, Alaska) between Fred Meyer and Real Estate Properties Limited Partnership dated December 20, 1996; Lease Amendment No. 4 (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup Co., a Washington corporation ("Roundup"), and Memorandum of Modification to Lease/Short-Form Lease (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup, dated December 20, 1996; Lease Amendment No. 3 (Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Short-Form Lease (CK-Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer dated December 20, 1996; Lease Amendment No. 3 (Cornelius, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Modification to Lease/Short-Form Lease (CN-Cornelius, Oregon) by and between Real Estate Properties Limited Partnership, Fred Meyer Real Estate Properties and Fred Meyer dated December 20, 1996; Lease Amendment No. 3 (Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer of Alaska, Inc., an Alaska corporation ("Fred Meyer-Alaska"), and Memorandum of Modification to Lease/Short-Form Lease (FB Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer-Alaska, dated December 20, 1996 and Lease Assignment Agreement (Stark Street, Portland) between Fred Meyer, Inc., a Delaware corporation and Real Estate Properties Limited Partnership, an Oregon limited partnership and made as of December 16, 1996 and Agreement and Supplement to Leasehold Assignment and Modification Agreement (Stark Street, Portland, Oregon). Incorporated by reference to Exhibit 10J to Fred Meyer's Annual Report on Form 10-K for the year ended February 1, 1997.
10.14 Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties Ltd. (now Real Estate Properties Limited Partnership), Lessor to Roundup Co., Lessee for Photo Plant Parking Lot. Incorporated by reference to Exhibit 10J(7) to Fred Meyer's Registration Statement on Form S-1, Registration No. 33-8574.
10.15 Lease Agreement, dated October 22, 1986, including Amendment, dated April 30, 1987, between Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) and Roundup Co. for Midway store. Incorporated by reference to Exhibit 10N to Fred Meyer's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023).
10.16 Lease Agreement, dated February 19, 1987, including Addendum, dated September 16, 1987, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Duane Company, as Lessor, for the Gateway store. Incorporated by reference to Exhibit 10Q to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Addendum No. 2 to Lease Agreement. Incorporated by reference to Exhibit 10Q to Fred Meyer's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).
10.17 Lease Cancellation Agreement between Fred Meyer and Real Estate Properties Limited Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995. Incorporated by reference to Exhibit 10Q to Fred Meyer's Annual Report on Form 10-K for the year ended January 28, 1995.

10.18       Lease for Swan Island Parking Lot between Fred Meyer as lessee and
            Real Estate Properties Limited Partnership as lessor, dated November
            16, 1994. Incorporated by reference to Exhibit 10R to Fred Meyer's
            Annual Report on Form 10-K for the year ended January 28, 1995.
            Rider to Lease dated as of November 1, 1994. Incorporated by reference to Exhibit 10R to Fred Meyer's Annual Report on Form 10-K
            for the year ended February 3, 1996 (File No. 1-11274).
10.19       Fred Meyer Excess Deferral and Benefit Equalization Plan. 1994
            Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T to Fred Meyer's Annual Report on Form 10-Q for the
            quarter ended November 4, 1995 (File No. 1-11274).
10.20       Settlement Agreement and Mutual Release dated as of August 10, 1995 between REPL, REC Resolution Co., and Fred Meyer and certain of its subsidiaries and restated Second Lease Modification Agreement dated
            October 12, 1995 between Fred Meyer and REPL, with respect to the
            Gresham, Oregon store, and Second Lease Modification Agreement dated
            October 12, 1995 between Fred Meyer and REPL with respect to the
            Clackamas, Oregon store. Incorporated by reference to Exhibit 10W to
            Fred Meyer's Annual Report on Form 10-K for the year ended February
            3, 1996 (File No. 1-11274).
10.21       Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as
            Purchaser, dated as of February 3, 1997 for Juneau. Incorporated by reference to Exhibit 10R to Fred Meyer's Quarterly Report on Form
            10-Q for the quarter ended May 24, 1997 (File No. 1-11274).
10.22       Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as
            Purchaser, dated as of February 3, 1997 for Columbia Falls and
            Kalispell. Incorporated by reference to Exhibit 10S to Fred Meyer's
            Quarterly Report on Form 10-Q for the quarter ended May 24, 1997
            (File No. 1-11274).
10.23       Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as
            Purchaser, dated as of February 3, 1997 for Clackamas Distribution
            Center. Incorporated by reference to Exhibit 10T to Fred Meyer's
            Quarterly Report on Form 10-Q for the quarter ended May 24, 1997
            (File No. 1-11274).
10.24       Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as
            Purchaser, dated as of February 3, 1997 for Roseburg. Incorporated by reference to Exhibit 10U to Fred Meyer's Quarterly Report on Form
            10-Q for the quarter ended May 24, 1997 (File No. 1-11274).
10.25       Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as
            Purchaser, dated as of February 3, 1997 for Fourth Plain and Tacoma
            Lakewood. Incorporated by reference to Exhibit 10V to Fred Meyer's
            Quarterly Report on Form 10-Q for the quarter ended May 24, 1997
            (File No. 1-11274).
10.26       Agreement Concerning Miscellaneous Parcels dated as of February 4,
            1997 between Metropolitan and Fred Meyer (Pad Agreements).
            Incorporated by reference to Exhibit 10W to Fred Meyer's Quarterly
            Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-
            11274).
11          Computation of Earnings Per Share
21.1        List of subsidiaries of Fred Meyer, Inc. Incorporated by reference to Exhibit 21.1 to Form S-4.
27          Financial Data Schedule


     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated November 6, 1997 to report under Item 5 that it had entered into merger agreements with Quality Food Centers, Inc. and Food 4 Less Holdings, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRED MEYER, INC.
                                        (Registrant)



Dated:   December 18, 1997              DAVID R. JESSICK
                                        ---------------------------------------
                                        David R. Jessick
                                        Senior Vice President - Finance
                                        Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                             Sequential
Number             Document Description                             Page Number



2.1 Agreement and Plan of Merger among Quality Food Centers, Inc., Q Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997. Incorporated by reference to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated November 6, 1997.
2.2 Agreement and Plan of Merger among Food 4 Less Holdings, Inc., FFL Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997. Incorporated by reference to Exhibit 99.2 to Fred Meyer's Current Report on Form 8-K dated November 6, 1997.
3.1         Restated Certificate of Incorporation of Fred Meyer, Inc.
3.2         Bylaws of Fred Meyer, Inc.
4.1         Specimen Stock Certificate.  Incorporated by reference to Exhibit
            4.1 to Fred Meyer's Registration Statement on Form S-4 (No. 333-32927).
4.2 $1,030,000,000 Credit Agreement dated as of September 9, 1997 among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent.
4.3 $500,000,000 364-Day Credit Agreement dated as of September 9, 1997 among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent.
4.4 $500,000,000 Bridge Credit Agreement dated as of September 9, 1997 among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto, Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent.
4.5         Form of Registration Rights Agreement for Fred Meyer, Inc.
            Incorporated by reference to Exhibit C to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated May 11, 1997.

            Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
10.1 Form of Executive Severance Agreement among Fred Meyer, Inc. and each executive officer.
10.2 Form of Management Services Agreement. Incorporated by reference to Exhibit D to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated May 11, 1997.
10.3 Yucaipa Warrant Agreement. Incorporated by reference to Exhibit 10.3 to Smith's Registration Statement on Form S-3 (No. 333-14953). Supplemental Warrant, dated as of September 9, 1997 among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and The Yucaipa Companies.
10.4 Fred Meyer, Inc. 1997 Stock Incentive Plan. Incorporated by reference to Appendix I to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated September 9, 1997.
10.5-1 Fred Meyer, Inc. 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10D to Fred Meyer's Quarterly Report on Form 10-K for the year ended January 28, 1989 (File No. 0-15023).
10.5-2 Amended Fred Meyer, Inc. 1990 Stock Incentive Plan. Incorporated by reference to Exhibit 22 to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995 (File No. 1-11274).

10.6 Fred Meyer, Inc. Bonus Plan Description, as amended. Incorporated by reference to Exhibit 10B to Fred Meyer's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 1-11274).
10.7 Assumption Agreement and Unconditional Guaranty of Certain Obligations, dated December 11, 1981, among Fred Meyer, Inc., The Predecessor Company, DTC Acquisition Corporation, and Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.). Incorporated by reference to Exhibit 10FF to Fred Meyer's Registration Statement on Form S-1, Registration No. 2-87139.
10.8 Non-Employee Directors' Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K, dated September 9, 1997.
10.9        Form of contract for Senior Executive Long-Term Disability Program.
            Incorporated by reference to Exhibit 10G to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1993.
10.10 Fred Meyer Supplemental Income Plan dated January 1, 1994. Incorporated by reference to Exhibit 10H to Fred Meyer's Annual Report on Form 10-K for the year ended January 29, 1994.
10.11 Employment Agreement between Fred Meyer Stores, Inc. and Robert G. Miller, as amended.
10.12 Form of Lease Agreement for substantially identical leases covering 36 stores and other locations leased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) including form of Assignment of Master Lease wherein Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) assigned its interest to Metropolitan Life Insurance Company and a First Amendment to Lease Agreement, dated November 25, 1985, with appendices containing certain nonstandard provisions of the Lease Agreement and the First Amendment; Collateral Matters Agreement and Indemnification Agreement, each dated November 25, 1986, between Fred Meyer, Inc. and Metropolitan Life Insurance Company. Incorporated by reference to Exhibit 101 to Fred Meyer's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Memorandum of First Amendment to Lease Agreement, dated March 6, 1987, between Metropolitan Life Insurance Company ("Metropolitan"), Landlord and Fred Meyer, Inc., Tenant; and Assignment of Master Lease, dated March 6, 1987, between Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) (Assignor) and Metropolitan (Assignee) for Nampa, Idaho. Incorporated by reference to Exhibit 10I to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Form of Modification to Master Lease Agreement entered into as of February 4, 1997 between Metropolitan, as Landlord and Fred Meyer, as Tenant/Lessee relating to 29 leases with nonstandard provisions attached as appendices and form of Termination of Master Lease entered into as of February 4, 1997 with respect to six Premises and one distribution center. See appendices. Incorporated by reference to Exhibit 101 to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-11274).

10.13 Form of Lease Agreement for substantially identical leases covering 27 stores and other locations subleased by Fred Meyer, Inc. (or a wholly owned subsidiary) from Real Estate Properties Limited Partnership (formerly Fred Meyer Real Estate Properties, Ltd.) with appendices containing certain nonstandard provisions contained in the Lease Agreement. Incorporated by reference to Exhibit 10J to Fred Meyer's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023). Appendices containing certain additional nonstandard Provisions. Incorporated by reference to
            Exhibit 10J to Fred Meyer's Annual Reports on Form 10-K for the years ended January 28, 1989, February 3, 1990, and February 2, 1991 (File No. 0-15023). Certain lease modifications for Burien, Washington facility. Incorporated by reference to Exhibit 10K to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1993. Second Lease Modification Agreement for Cornelius store, dated as of August 16, 1994; and Second Lease Modification Agreement for Fairbanks store, dated as of March 18, 1994. Incorporated by reference to Exhibit 10J to Fred Meyer's Annual Report on Form 10-K for the year ended January 28, 1995. Lease Amendment No. 2 (AN-Northern Lights, Boulevard Store) between Fred Meyer and Real Estate Properties Limited Partnership, and Memorandum of Modification to Lease/Short-Form Lease (AN-Northern Lights, Anchorage, Alaska) between Fred Meyer and Real Estate Properties Limited Partnership dated December 20, 1996; Lease Amendment No. 4 (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup Co., a Washington corporation ("Roundup"), and Memorandum of Modification to Lease/Short-Form Lease (Burien, Washington) by and between Real Estate Properties Limited Partnership and Roundup, dated December 20, 1996; Lease Amendment No. 3 (Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Short-Form Lease (CK-Clackamas, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer dated December 20, 1996; Lease Amendment No. 3 (Cornelius, Oregon) by and between Real Estate Properties Limited Partnership and Fred Meyer, and Memorandum of Modification to Lease/Modification to Lease/Short-Form Lease (CN-Cornelius, Oregon) by and between Real Estate Properties Limited Partnership, Fred Meyer Real Estate Properties and Fred Meyer dated December 20, 1996; Lease Amendment No. 3 (Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer of Alaska, Inc., an Alaska corporation ("Fred Meyer-Alaska"), and Memorandum of Modification to Lease/Short-Form Lease (FB Fairbanks, Alaska) by and between Real Estate Properties Limited Partnership and Fred Meyer-Alaska, dated December 20, 1996 and Lease Assignment Agreement (Stark Street, Portland) between Fred Meyer, Inc., a Delaware corporation and Real Estate Properties Limited Partnership, an Oregon limited partnership and made as of December 16, 1996 and Agreement and Supplement to Leasehold Assignment and Modification Agreement (Stark Street, Portland, Oregon). Incorporated by reference to Exhibit 10J to Fred Meyer's Annual Report on Form 10-K for the year ended February 1, 1997.
10.14 Form of Sublease, dated May 1, 1984, Fred Meyer Real Estate Properties Ltd. (now Real Estate Properties Limited Partnership), Lessor to Roundup Co., Lessee for Photo Plant Parking Lot. Incorporated by reference to Exhibit 10J(7) to Fred Meyer's Registration Statement on Form S-1, Registration No. 33-8574.
10.15 Lease Agreement, dated October 22, 1986, including Amendment, dated April 30, 1987, between Fred Meyer Real Estate Properties, Ltd. (now Real Estate Properties Limited Partnership) and Roundup Co. for Midway store. Incorporated by reference to Exhibit 10N to Fred Meyer's Annual Report on Form 10-K for the year ended January 31, 1987 (File No. 0-15023).

10.16 Lease Agreement, dated February 19, 1987, including Addendum, dated September 16, 1987, between Fred Meyer, Inc., as Lessee, and REC Resolution Co. as successor in interest to Duane Company, as Lessor, for the Gateway store. Incorporated by reference to Exhibit 10Q to Fred Meyer's Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 0-15023). Addendum No. 2 to Lease Agreement. Incorporated by reference to Exhibit 10Q to Fred Meyer's Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 0-15023).
10.17 Lease Cancellation Agreement between Fred Meyer and Real Estate Properties Limited Partnership, regarding termination of the lease of the photo plant facility, dated as of January 17, 1995. Incorporated by reference to Exhibit 10Q to Fred Meyer's Annual Report on Form 10-K for the year ended January 28, 1995.
10.18 Lease for Swan Island Parking Lot between Fred Meyer as lessee and Real Estate Properties Limited Partnership as lessor, dated November 16, 1994. Incorporated by reference to Exhibit 10R to Fred Meyer's Annual Report on Form 10-K for the year ended January 28, 1995. Rider to Lease dated as of November 1, 1994. Incorporated by reference to Exhibit 10R to Fred Meyer's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-11274).
10.19 Fred Meyer Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T to Fred Meyer's Annual Report on Form 10-Q for the quarter ended November 4, 1995 (File No. 1-11274).
10.20 Settlement Agreement and Mutual Release dated as of August 10, 1995 between REPL, REC Resolution Co., and Fred Meyer and certain of its subsidiaries and restated Second Lease Modification Agreement dated October 12, 1995 between Fred Meyer and REPL, with respect to the Gresham, Oregon store, and Second Lease Modification Agreement dated October 12, 1995 between Fred Meyer and REPL with respect to the Clackamas, Oregon store. Incorporated by reference to Exhibit 10W to Fred Meyer's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 1-11274).
10.21 Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as Purchaser, dated as of February 3, 1997 for Juneau. Incorporated by reference to Exhibit 10R to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-11274).
10.22 Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as Purchaser, dated as of February 3, 1997 for Columbia Falls and Kalispell. Incorporated by reference to Exhibit 10S to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-11274).
10.23 Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as Purchaser, dated as of February 3, 1997 for Clackamas Distribution Center. Incorporated by reference to Exhibit 10T to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-11274).
10.24 Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as Purchaser, dated as of February 3, 1997 for Roseburg. Incorporated by reference to Exhibit 10U to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-11274).
10.25 Sale Agreement between Metropolitan, as Seller, and Fred Meyer, as Purchaser, dated as of February 3, 1997 for Fourth Plain and Tacoma Lakewood. Incorporated by reference to Exhibit 10V to Fred Meyer's Quarterly Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-11274).

10.26       Agreement Concerning Miscellaneous Parcels dated as of February 4,
            1997 between Metropolitan and Fred Meyer (Pad Agreements).
            Incorporated by reference to Exhibit 10W to Fred Meyer's Quarterly
            Report on Form 10-Q for the quarter ended May 24, 1997 (File No. 1-
            11274).
11          Computation of Earnings Per Share
21.1        List of subsidiaries of Fred Meyer, Inc. Incorporated by reference to Exhibit 21.1 to Form S-4.
27          Financial Data Schedule