Form 10-K405
period 1998-01-31
FRED MEYER INC
filed 1998-05-01
CIK 1043273

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13339

                                FRED MEYER, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                       91-1826443
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

           3800 SE 22nd Avenue
            Portland, Oregon                                     97202
(Address of principal executive offices)                       (Zip Code)

                                 (503) 232-8844
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each Exchange
            Title of class                                on which registered

     Common Stock, $.01 par value                       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                   $250,000,000 7.150% Notes Due March 1, 2003
                   $750,000,000 7.375% Notes Due March 1, 2005
                   $750,000,000 7.450% Notes Due March 1, 2008


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by nonaffiliates of the registrant at April 24, 1998: $5,732,802,045

     Number of shares of Common Stock outstanding at April 24, 1998: 152,960,867

     Documents Incorporated by Reference

                                                    Part of Form 10-K into
                 Document                             which incorporated
       Portions of Proxy Statement for                    Part III
     1998 Annual Meeting of Stockholders

================================================================================

                                Table of Contents
--------------------------------------------------------------------------------

Item of Form 10-K                                                           Page

Part I

      Item 1      Business ................................................... 3

      Item 2      Properties .................................................10

      Item 3      Legal Proceedings ..........................................10

      Item 4      Submission of Matters to a Vote of Security Holders ........13

      Item 4A     Executive Officers of the Registrant .......................13


Part II

      Item 5      Market for the Registrant's Common Stock and Related
                  Stockholder Matters ........................................15

      Item 6      Selected Financial Data ....................................16

      Item 7      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................17

      Item 7A     Quantitative and Qualitative Disclosures About
                  Market Risk ................................................21

      Item 8      Financial Statements and Supplementary Data ................22

      Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................44


Part III

      Item 10     Directors and Executive Officers of the Registrant .........45

      Item 11     Executive Compensation .....................................45

      Item 12     Security Ownership of Certain Beneficial Owners
                  and Management .............................................45

      Item 13     Certain Relationships and Related Transactions .............45


Part IV

      Item 14     Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K ................................................46


Signatures ...................................................................50

                                     Part I
--------------------------------------------------------------------------------


Item 1. Business.
-----------------


General

     Fred Meyer, Inc. is one of the largest domestic food retailers, operating more than 800 supermarkets and multidepartment stores. In September 1997, the Company acquired Smith's Food & Drug Centers, Inc. ("Smith's") in a merger, and in March 1998, the Company acquired Quality Food Centers, Inc. ("QFC") and Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less") in two separate mergers. The Company is a geographically diversified food retailer that operates multiple formats that appeal to customers across a wide range of income brackets. In the Pacific Northwest, Southwest and Intermountain states, the Company operates multidepartment stores principally under the Fred Meyer banner and food and drug combination stores principally under the Smith's Food & Drug Centers banner; in Southern California, the Company operates conventional supermarkets under the Ralphs and Hughes Family Markets banners and price-impact warehouse supermarkets under the Food 4 Less banner; and in the Seattle/Puget Sound Region, the Company also operates premium supermarkets principally under the QFC banner.

     The Company was incorporated in Delaware in 1997 and commenced operations on September 9, 1997 as the successor to Fred Meyer Stores, Inc. (formerly known as Fred Meyer, Inc.) and Smith's. The Company's principal executive offices are located at 3800 SE 22nd Avenue, Portland, Oregon 97202, and its telephone number is (503) 232-8844. The Company operates its business through four principal subsidiaries: Fred Meyer Stores, Inc. ("Fred Meyer Stores"), Smith's, QFC and Ralphs/Food 4 Less. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the "Company" or "Fred Meyer" mean (a) before September 9, 1997, Fred Meyer Stores and its subsidiaries, (b) on and after September 9, 1997, Fred Meyer, Inc. and its subsidiaries (including Fred Meyer Stores and Smith's) and (c) on and after March 10, 1998, Fred Meyer, Inc. and its subsidiaries (including Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4
Less). This Annual Report on Form 10-K contains financial statements of Fred Meyer, Inc. as of and for the fiscal year ending January 31, 1998. Because the QFC merger and the Ralphs/Food 4 Less merger occurred after the end of the Company's 1997 fiscal year, no financial information of QFC and Ralphs/Food 4 Less is included in the Company's financial statements included herein (except as set forth in Note 13 of the Notes to the Consolidated Financial Statements under Item 8). Financial information for Smith's is included only for periods beginning on and after September 9, 1997.


Competitive Strengths

     Because of the contiguous and overlapping geographic areas of operations of Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less and their complementary merchandising strategies, the Company believes the recent mergers will strengthen the Company's store franchises and allow the Company to realize significant additional benefits. Management believes that the Company benefits from the following competitive strengths: (i) an outstanding franchise value;
(ii) leading market shares in fast-growing markets; (iii) a well-positioned and modern store base; (iv) a modern infrastructure; and (v) an experienced management team.

     Outstanding Franchise Value. As a result of the long operating histories of the Company's banners and their reputation for delivering superior customer value, the Company has developed strong brand name recognition and customer loyalty for each of its operating formats. Management believes that the Company has benefitted and should continue to benefit from this strong franchise value.

     Leading Market Shares in Fast-Growing Markets. By offering superior customer service and competitive pricing, the Company's banners have developed leading market shares in each of their principal markets. The Company has the number one market share in the Los Angeles, Orange County, Seattle, Las Vegas, Salt Lake City and Albuquerque markets and the number two market share in the Phoenix, Portland and Riverside/San Bernardino markets which are among the largest and fastest growing population centers in the United States.

     Well-Positioned and Modern Store Base. Management believes that the Company's store locations include many sites in developed urban and suburban locations which would be difficult to replicate. The Company has invested significant capital in its store base over the last seven years through the addition of new stores and the remodeling of existing stores in order to improve the overall quality of its customer's shopping experience. As a result, approximately 77% of the Company's stores have been opened or remodeled within the past seven years.

     Modern Infrastructure. The Company believes it has state-of-the-industry warehousing and distribution systems which are conveniently located within the areas served by the Company. As a result of the recent mergers and the significant investment in its infrastructure over the last several years, management believes the Company will be able to lower its distribution costs as a percentage of net sales and maintain lower levels of inventory.

     Experienced Management Team. The senior operating management of Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less are continuing to operate their respective store bases supported in large part by centralized purchasing, distribution, and manufacturing. These senior operating managers have an average of over 24 years of experience in the food retailing industry. Moreover, many of the senior operating managers of the Company have spent much of their careers in their respective local markets. Members of the senior management team have successfully completed several acquisitions at their respective companies. The Company considers its senior management to be industry leaders in operating its principal store formats: one-stop shopping multidepartment, food and drug combination, premium, conventional and price-impact supermarket stores.


Fred Meyer Stores

     Fred Meyer Stores has been in retail operations in the Pacific Northwest since 1922. At March 10, 1998, Fred Meyer Stores operated 113 multidepartment stores in the Pacific Northwest and Intermountain regions under the Fred Meyer banner, including 45 stores in Oregon, 41 stores in Washington, 10 stores in Utah, 7 stores in Alaska, 9 stores in Idaho, and 1 store in Montana. The average Fred Meyer multidepartment store is 145,700 square feet with a flexible store format offering a full-service food department and a variety of nonfood departments. In addition, Fred Meyer Stores operates 162 specialty stores consisting primarily of 158 mall jewelry stores operating under the names Fred Meyer Jewelers, Merksamer Jewelers, and Fox's Jewelers.

     With its multidepartment stores Fred Meyer emphasizes customer satisfaction, large selections of highly popular products and competitive pricing. In these stores, Fred Meyer typically sells over 225,000 items, with an emphasis on necessities and items of everyday use. These stores are organized into departments and sections within departments that specialize in the sale of particular products such as food, apparel, home electronics, products for the home, general merchandise and fine jewelry. Most of Fred Meyer's departments and sections are self-service, except in areas where special sales assistance is required, such as service delicatessens, service meat and/or fish, home electronics, fine jewelry and pharmacy. Most of the multidepartment store locations have complementary third-party tenants (such as banks, optical centers, gourmet coffee bars, restaurants and video rental stores). The Fred Meyer stores are generally positioned as the lowest priced full-service food retailer in each of Fred Meyer's major markets. Management believes that Fred Meyer's everyday low price food strategy increases the shopping frequency of customers, builds customer loyalty and increases customer traffic, thereby generating higher levels of sales in nonfood departments. The nonfood departments carry a broad selection of national and private label brands and employ a promotional pricing strategy. The nonfood departments have recently focused on developing selected specialty boutique departments which management believes have increased overall same store sales and resulted in higher gross margins.

     Together with a wide variety of well-known national brands, food departments in Fred Meyer multidepartment stores carry private-label brands of grocery items under the names First Choice, Fred Meyer, and FMV (Fred Meyer Value). Since 1992, Fred Meyer Stores has focused on increasing sales of private-label grocery items. As a result of this focus, the sale of private-label grocery items has increased from approximately 12% to approximately 20% of total food sales in 1997. Private-label items generally generate higher margins for Fred Meyer Stores at lower prices for the consumer than national brand products. The strategy employed in nonfood departments is to use private-label products for both entry-level price points and better offerings at value prices. In 1995 and 1996, Fred Meyer Stores introduced additional private-label items in the home and apparel departments to bring additional value to its customers and to improve gross margins in these areas. Private-label sales in the home and apparel departments represented approximately 16% of these departments' sales in fiscal 1997, with a long-term goal of 20%.


Smith's

     At March 10, 1998, Smith's operated a total of 156 stores, averaging 67,200 square feet, (including 133 food and drug combination stores under the Smith's Food & Drug Centers banner, 18 multidepartment stores under the Smitty's banner; and 5 price-impact warehouse format stores under the PriceRite banner) in a seven-state area as follows: Arizona (57), Utah (41), Nevada (25), New Mexico (19), Idaho (5), Wyoming (5) and Texas (4). Smith's Food & Drug Centers' operating format offers customers the ability to fulfill a significant portion of their daily and weekly shopping needs at one convenient location and establishes and promotes a reputation as a low price operator in the trade area of each of its stores.

     Substantially all of the Smith's Food & Drug Centers offer shopping convenience through a food and drug combination format which features a full-line supermarket with drug and pharmacy departments as well as some or all of the following specialty departments: delicatessens, hot prepared food sections, in-store bakeries, video rental shops, floral shops, one-hour photo processing labs, full-service banking, and frozen yogurt shops. In addition, combination stores carry a wide variety of general merchandise, including pharmaceutical products, toys, hardware, giftware, greeting cards and small appliances. Within each category of merchandise, the stores offer multiple selections of nationally advertised brand name items. In addition, the stores carry an extensive selection of private-label merchandise, which provides comparable quality products priced lower than national brands. Approximately 20% of Smith's Food & Drug Centers' grocery sales are derived from private-label items. Smith's Food & Drug Centers also carry a variety of bulk merchandise and generic brand products which enhance its low price image. The 18 Smitty's multidepartment stores offer an expanded selection of non-grocery merchandise in a format similar to Fred Meyer multidepartment stores. The five PriceRite Grocery Warehouse stores are targeted to price-conscious consumers rather than conventional supermarket consumers. The PriceRite stores offer lower prices, fewer stock keeping units ("SKUs") and fewer service departments than conventional supermarket stores.

     The "Fresh Values Frequent Shopper Card," which was introduced in 1997, is at the core of Smith's Food & Drug Centers' marketing strategy. Management believes that this strategy has provided Smith's Food & Drug Centers with significant brand identity and operating leverage. The card provides differentiation in most markets as the majority of Smith's Food & Drug Centers' competitors do not offer a similar discount. Management believes that the "Fresh Values Frequent Shopper Card": (i) increases shopping frequency (ii) increases average transaction size; (iii) cultivates loyalty in the most profitable customers; (iv) reduces customer defections; and (v) builds customer data for targeted marketing programs.


QFC

     At March 10, 1998, QFC operated 89 QFC stores in the Seattle/Puget Sound Region and 56 Hughes Family Markets in Southern California. The QFC stores range in size from 14,000 to 68,000 square feet and average 35,276 square feet. During the past six years, QFC has expanded its presence in the Seattle/Puget Sound Region and contiguous geographic markets by acquiring and successfully integrating 54 stores from 11 operators, including 12 stores acquired from Olson's Food Stores in 1995 and 25 stores acquired from Keith Uddenberg, Inc. in 1997.

     Management believes that QFC has historically achieved strong margins which it attributes primarily to QFC's merchandising and operating practices combined with favorable customer demographics in its markets. Offering a wide variety of high-quality meat, seafood, produce, deli and bakery items to its customers is a fundamental tenet of QFC's merchandising strategy. Management believes that its reputation for providing among the freshest and widest varieties of these major groups of perishables, displayed in a clean and visually appealing presentation is a major attraction for its customers. QFC has recently developed a three-tier proprietary brands program, which includes "signature," "endorsed" and "price fighter" brands. QFC's proprietary brands sales for its fiscal year ending December 27, 1997 accounted for approximately 9% of grocery sales.

     QFC's merchandising strategy emphasizes: (i) superior customer service;
(ii) a wide variety of quality meat, seafood, produce and other perishables;
(iii) high-quality convenience-oriented specialty departments and services; and
(iv) a broad assortment of higher-margin proprietary brands. Management believes that QFC's strengths in merchandising have earned QFC stores a reputation for providing superior value to their customers. QFC has significantly expanded its selection of prepared foods and "home meal replacements" which management believes appeals to the increasing convenience orientation of its customers. Many QFC stores also offer natural food sections, video rentals, fresh juice bars and pharmacies. In addition, QFC has leased space within its stores to branded specialty food operators including Starbucks Coffee, Cinnabon World Famous Cinnamon Rolls and Noah's New York Bagels, as well as to full-service banks such as Seafirst National Bank.

     In March 1997, QFC acquired Hughes Markets, Inc. ("Hughes'), a Los Angeles-based supermarket chain. Following the QFC and Ralphs/Food 4
Less mergers, the stores operating under the Hughes Family Markets banner will be operated by Ralphs/Food 4 Less and will eventually be converted to the Ralphs banner. Management believes that the consolidation of Hughes into Ralphs will result in significant operating and merchandising efficiencies. Hughes currently operates a total of 56 stores in Southern California including 30 stores in Los Angeles County, 13 in Orange County, 6 in San Bernardino County, 4 in Ventura County and 3 in Riverside County.

Ralphs/Food 4 Less

     With the first Ralphs store opening in 1872, Ralphs/Food 4 Less is the largest supermarket operator in Southern California, which is one of the largest food retailing markets in the United States with a population of 19 million. As of March 10, 1998, Ralphs/Food 4 Less' Southern California operations included 264 conventional supermarkets, averaging 36,800 square feet, under the Ralphs banner and 80 price-impact supermarkets in a warehouse format, averaging 52,600 square feet, under the Food 4 Less banner. Operating two complementary formats allows Ralphs/Food 4 Less to serve a broader customer base than its competitors.

     Ralphs stocks between 35,000 and 45,000 merchandise items in its stores, including approximately 2,800 private-label products. Ralphs stores offer name-brand grocery products; quality and freshness in its produce, meat, seafood, delicatessen and bakery products and broad selection in all departments. Most Ralphs stores offer service delicatessen departments, on-premises bakery facilities and seafood departments. Ralphs emphasizes store ambiance and cleanliness, fast and friendly service, the convenience of debit and credit card payment (including many in-store branch banks) and 24-hour operations in most stores.

     Ralphs utilizes innovative and aggressive marketing programs in an effort to increase sales, market share and profitability, which emphasize Ralphs' lower regular retail prices in conjunction with its premier quality, wide selection and enhanced customer service. The marketing programs are designed to increase store traffic and sales by a coordinated use of media advertisement, double coupon offerings and targeted marketing efforts with the "Ralphs Club Card" program. The "Ralphs Club Card" program is a frequent shopper program intended to increase customer shopping frequency and transaction size and to provide valuable information about consumer shopping habits. Ralphs continues to emphasize its successful merchandising programs and exceptional product mix, including its home meal replacement program and strong private label program. Ralphs' private label program provides quality comparable to that of national brands at lower prices, while its gross margins on private label products are generally higher than on national brands. The Ralphs home meal replacement program offers a wide range of high-quality, prepackaged fresh, refrigerated and frozen food items.

     Food 4 Less is a warehouse-style, price-impact store which is positioned to offer the lowest overall prices in its marketing areas by passing on to the consumer savings achieved through labor efficiencies and lower overhead and advertising costs associated with the warehouse format, while providing the product selection and variety associated with a conventional format. In-store operations are designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets. For example, merchandise is presented on warehouse style racks in full cartons, reducing labor intensive unpacking, and customers bag their own groceries. Management believes that there is a significant segment of the market, encompassing a wide range of demographic groups, which prefers to shop in a warehouse format supermarket because of its lowest overall pricing.

     Ralphs/Food 4 Less also operates stores in Northern California and the Midwest. The Northern California division of Ralphs/Food 4 Less currently operates 21 conventional supermarkets in the greater San Francisco Bay area under the Cala and Bell banners and six warehouse format stores under the FoodsCo banner. The Midwestern division of Ralphs/Food 4 Less currently operates 38 stores, of which 33 operate under the Food 4 Less banner, and five of which are conventional supermarkets operated under the Falley's banner. Of these 38 stores, 34 are located in Kansas and four are located in Missouri.

     On February 10, 1998, the Company, Ralphs/Food 4 Less and QFC entered into a settlement agreement (the "Settlement Agreement") with the State of California to settle potential antitrust and unfair competition claims that the State of California asserted against the Company, Ralphs/Food 4 Less and QFC relating to the effects of the mergers on supermarket competition in Southern California (the "State Claims"). Without admitting any liability in connection with the State Claims, the Company, Ralphs/Food 4 Less and QFC agreed in the Settlement Agreement to divest 19 specific stores in Southern California. Under the Settlement Agreement, the Company must divest 13 stores by September 10, 1998 and the balance of six stores by December 10, 1998. The Company also agreed not to acquire new stores from third parties in the Southern California areas specified in the Settlement Agreement (covering substantially all of the Los Angeles metropolitan area) for five years following the date of the Settlement Agreement without providing prior notice to the State of California. If the Company fails to divest the required stores by the two dates set forth in the Settlement Agreement, the Company has agreed not to object to the appointment of a trustee to effect the required sales.


Distribution and Processing

     The Company has over 225,000 SKUs supplied by over 10,000 suppliers, none of which represents more than five percent of the Company's total purchases. Due to its many sources of supply, the Company believes that it has many alternative sources of supply for the products it purchases. The Company also believes its purchase terms are generally in line with industry practices.

     Fred Meyer Stores operates a 1.5 million square foot food and nonfood distribution center in Clackamas, Oregon, near Portland, a 310,000 square foot flow-through distribution facility in Chehalis, Washington and a 600,000 square foot food distribution center in Puyallup near Seattle, Washington. Fred Meyer Stores' flow-through retail service center in Chehalis serves as the centralized distribution facility for certain apparel, music, seasonal and other nonfood items. This facility minimizes the required handling and processing of goods received from vendors and distributed to Fred Meyer stores. It has improved inventory management and reduced distribution costs for the goods shipped through this facility. The Puyallup facility serves stores in the Puget Sound Region and Alaska. The facility reduces the cost of transporting goods into the Puget Sound and Alaska markets and affords Fred Meyer Stores increased forward-buying opportunities. In addition, Fred Meyer Stores operates a large fleet of trucks and trailers for distribution of goods to its retail stores. QFC will convert the purchasing and distribution of the majority of the items that it historically purchased from wholesale suppliers to utilize Fred Meyer Stores' warehousing and distributions infrastructure.

     Smith's operates a 1.1 million square foot distribution center in Tolleson, Arizona, a 573,000 square foot grocery warehouse in Layton, Utah, and a 634,000 square foot nonfood distribution center in Salt Lake City, Utah. Smith's also operates two smaller produce warehouses in Ontario, California and Albuquerque, New Mexico which will be consolidated into the Tolleson facility in 1998. In addition, Smith's operates a large fleet of trucks and trailers for distribution of goods to its retail stores.

     Ralphs/Food 4 Less operates a warehousing and manufacturing space consisting of a 675,000 square foot dry grocery service center, a 270,000 square foot refrigerated and frozen food facility and a 115,000 square foot creamery facility in Riverside, California. It also operates a 17 million cubic foot high-rise automated storage and retrieval system warehouse for non-perishable items, near Glendale, California and a 5.4 million cubic foot facility in Compton, California designed to process and store all perishable products. Due to its use of the Riverside facility, Ralphs/Food 4 Less has been able to consolidate its distribution operations, allowing it to reduce transportation costs, management overhead and outside storage costs and to improve inventory management. The Glendale facility can hold substantially more inventory and requires fewer employees to operate than a conventional warehouse of equal size. The Compton facility has provided Ralphs/Food 4 Less with the ability to deliver perishable products to its stores on a daily basis, thereby improving the freshness and quality of these products. In addition, Ralphs/Food 4 Less operates a large fleet of trucks and trailers for distribution of goods to its retail stores.

     Hughes owns a 600,000 square foot distribution facility in Irwindale, California. Going forward, Hughes will utilize Ralphs/Food 4 Less' administrative, distribution and manufacturing infrastructure, and the Irwindale facility will be closed, sold or otherwise disposed of.

     The Company owns and operates several processing facilities to better support its stores and realize additional profit opportunities. Products processed by the Company are sold primarily through its own retail stores. Dairies located in Portland, Oregon, Layton, Utah and Tolleson, Arizona process a variety of milk, milk products and fruit beverages under the Company's private labels. A bakery located in Portland, Oregon and a frozen dough plant located in Layton, Utah process bakery products for in-stores bakeries. A cultured dairy products plant in Layton, Utah produces yogurt, cottage cheese, sour cream, and chip dip products. The ice cream processing plant in Layton, Utah supplies stores with a wide variety of private label ice cream and novelty items.

     Ralphs/Food 4 Less also owns and operates several processing facilities in Southern California. Dairies located in Compton and Riverside process a variety of milk, milk products and fruit beverages under Ralphs/Food 4 Less' private labels. A bakery located in La Habra processes commercial bakery items and processed products for sale in Ralphs/Food 4 Less stores. A commissary located in Vernon produces selected delicatessen and home meal replacement items.

     Hughes owns a 50% interest in Santee Dairies, Inc. ("Santee"), which operates one of the largest dairy plants in California. Santee processes, packages and distributes milk, as well as orange juice, fruit drinks and certain cultured products under the Knudsen, Foremost and certain stores' brand names. In 1997, Santee completed construction of a new dairy plant in the City of Industry, California. The Company's management believes that the new facility will increase Santee's capacity to process milk from approximately 250,000 gallons per day to approximately 350,000 gallons per day, with the ability to expand capacity to approximately 500,000 gallons per day.

     The Company expects to achieve improved operating efficiencies as a result of the integration of the distribution and manufacturing infrastructures of Ralphs/Food 4 Less and Hughes and Fred Meyer Stores and QFC. The Company believes that its current distribution and manufacturing facilities have the capacity to handle the Company's current stores and stores expected to be opened during 1998. The Company's facilities are capable of expansion to handle stores expected to be added over the next several years. The Company currently plans to expand both the Chehalis and Puyallup, Washington facilities in 1998.

     The Company has made significant capital investments in its distribution centers which, together with the management information systems ("MIS") improvements, are designed to improve operations, permit better inventory management and reduce distribution costs. The Company has established electronic data interchange ("EDI") and automated replenishment programs with many vendors. These quick response capabilities improve inventory management and reduce handling of inventory in the distribution process, which results in lower markdowns and lower distribution costs as a percentage of sales.

     The Company believes that its distribution and related information systems provide several additional advantages. First, they permit stores to maintain proper inventory levels for items supplied through its central distribution facilities. Second, centralized purchasing and distribution reduce the Company's cost of merchandise and related transportation costs. Third, because distribution can be made to stores frequently, the Company is able to reduce the in-store stockroom space and maximize the square footage available for retail selling.


Management Information Systems

     The Company operates a centralized computer system which is linked to Fred Meyer store and distribution facility operations through an upgraded network. The Company is in the process of integrating Smith's and QFC operations into this centralized system. Stores are supported by the latest technology in store point-of-sale systems. Over the last several years, the Company has undertaken a major modernization of its MIS capabilities. New merchandising and buying systems have been installed, including the completion of the nonfood merchandising system in 1997. Also in 1997, the Company completed the conversion of its systems to a new mainframe computer, saving approximately $2.0 million annually in computer operating costs. These upgraded systems position the Company to leverage reduced operating costs while simultaneously integrating new business functions. The Company believes these systems will support its growth plans into the next century. The focus for 1998 and 1999 will be on Year 2000 processing capabilities, achieving merger-related synergies, and integrating the processing for Smith's and QFC.

     Ralphs/Food 4 Less also has a centralized computer system which is linked to store and distribution operations. The Company is in the process of integrating Hughes store and distribution operations into the Ralphs/Food 4 Less computer systems.


Store Expansion and Development

     The Company enlarges, remodels, closes or sells stores in light of their past performance or the Company's assessment of their potential. The Company continually evaluates its position in various market areas to determine whether it should expand or consolidate its operations in those areas. New store sites are determined based on a review of information on demographics and the competitive environment for the market area in which a proposed site is located. The Company's expansion focus is in existing areas of operation, primarily in or near well-populated residential areas. The Company determines store size and designs stores with a view toward making each store a very convenient store in the area it serves. The Company is flexible in its store design where land sites require specialized designs, such as two-level or smaller stores.

     The following table sets forth store expansions and acquisitions for the past three fiscal years and from January 31, 1998 to March 10, 1998.

                                            Full Size     Specialty and
                                               Stores           Jewelry        Total
                                            ---------     -------------     --------
 Balance at January 28, 1995                      100                31          131
   Open                                             6                 3            9
   Closed                                          (4)                            (4)
                                               ------            ------       ------
 Balance at February 3, 1996                      102                34          136
   Open                                             7                 5           12
   Acquired                                                          71           71
                                               ------            ------       ------
 Balance at February 1, 1997                      109               110          219
   Open                                             9                15           24
   Closed                                          (2)               (6)          (8)
   Acquired                                       152                44          196
                                               ------            ------       ------
 Balance at January 31, 1998                      268               163          431
   Open                                             1                              1
   Closed                                                            (1)          (1)
   Acquired                                       554                            554
                                               ------            ------       ------
 Balance at March 10, 1998                        823               162          985
                                               ======            ======       ======

     The Company currently plans to open 30 to 40 stores in 1998 and to remodel 40 to 60 stores.


Promotion and Advertising

     The Company maintains separate promotion and advertising operations for each of its subsidiary companies as dictated by geographical preferences and product offerings. The Company promotes sales through weekly advertising, primarily by local and area newspapers, radio, television and direct mail. Advertising features many high-demand products at competitive sale prices. Some advertising emphasizes low prices every day for some departments or items and offers promotional pricing for other departments or items.


Competition

     The retail merchandising business in general, and the supermarket industry in particular, is highly competitive and generally characterized by narrow profit margins. The Company's competitors in each of its operating divisions include national and regional supermarket chains, discount stores, independent and specialty grocers, drug and convenience stores, large category-dominant stores and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores, "supercenters" and conventional department stores. The national competitors of the Company include, among others, Safeway, Albertson's, Lucky, Costco, and Wal-Mart. Retail businesses generally compete on the basis of location, quality of products and service, price, product variety and store condition. The Company's ability to compete depends in part on its ability to successfully maintain and remodel existing stores and develop new stores in advantageous locations. The Company regularly monitors its competitors' prices and adjusts its prices and marketing strategy as management deems appropriate in light of existing conditions. The Company emphasizes customer satisfaction, large selections of high-quality popular products and competitive pricing. In addition, the Company believes that the convenience, attractiveness and cleanliness of its stores, together with a sales staff knowledgeable in specialty areas, enhances its retail sales effort and competitive position.


Employees

     At March 10, 1998, the Company had approximately 85,000 employees. The Company is party to more than 166 collective bargaining agreements with local unions covering approximately 58,000 employees representing approximately 70% of the Company's total employees. Among the contracts that have expired or will expire in 1998 are those covering 15,500 employees. Typical agreements are three years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without work stoppages. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the Company's results of operations or financial position.

Item 2. Properties.

     The following table sets forth certain information regarding the Company's store base at March 10, 1998:

                                  Number of                                                   Avg Sq
         Principal Banners           Stores     Owned    Leased            Formats           Footage   Geographic Region
-----------------------------     ---------   -------   -------    -----------------------   -------   -----------------
Fred Meyer (1)                          113        24        89    Multidepartment           145,700   Pacific Northwest
                                                                                                       and Intermountain
Smith's Food & Drug Centers             156       113        43    Food and drug
  Smitty's                                                         combination;               67,200   Southwest and
  PriceRite                                                        multidepartment;                    Intermountain
                                                                   price-impact
                                                                   warehouse

QFC                                      89         9        80    Premium                    35,400   Pacific Northwest
Ralphs (2)                              320        61       259    Conventional               36,400   Southern California
Food 4 Less                              80         5        75    Price-impact warehouse     52,600   Southern California
Other (3)                                65         2        63    Conventional and price-    31,000   Midwest and
                                     ------    ------    ------    impact warehouse                    Northern California
TOTAL(4)                                823       214       609
                                     ======    ======    ======

     (1)  Does not include 5 specialty stores and 157 jewelry stores.

     (2) Includes Hughes Family Markets which will evenually be converted to Ralphs. Fifteen of the owned stores are located on real property subject to ground leases.

     (3)  Includes conventional and warehouse format stores operated by Ralphs/
          Food 4 Less under the names Cala, Bell, Falley's and FoodsCo.

     (4) Does not reflect the divestiture of 19 stores in Southern California pursuant to a settlement agreement entered into with the State of California in connection with the QFC and Ralphs/Food 4 Less mergers.

          Approximately 77% of the Company's stores have been opened or remodeled within the past seven years.

     The Company owns additional facilities, including its corporate and Fred Meyer Stores headquarters in Portland, Oregon, its Ralphs/Food 4 Less headquarters in Compton, California, distribution and warehouse facilities in Chehalis and Puyallup, Washington, Compton and Glendale, California, Layton, Utah and Tolleson, Arizona, and Smith's distribution and administration facilities in Salt Lake City, Utah, and leases other facilities, including QFC's headquarters in Seattle, Washington and the Riverside, California distribution facility.


Item 3. Legal Proceedings.
--------------------------

     The Company and its subsidiaries are parties to various legal claims, actions and complaints which have arisen in the ordinary course of business. Although the Company is unable to predict with certainty whether it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against Ralphs Grocery Company, a wholly owned subsidiary of Ralphs/Food 4 Less ("Ralphs") and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles from December 7, 1988. The plaintiffs seek unspecified damages. All defendants in the actions, including Ralphs, have reached tentative settlement agreements, and certain of the settlements have been approved by the trial court. Ralphs is in the process of finalizing a settlement agreement in the case.

     On September 13, 1996 a class action lawsuit titled McCampbell, et al. v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against Ralphs and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that Ralphs and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. The plaintiffs seek unspecified damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. Discovery has commenced and the action has been certified as a class. Ralphs intends to defend this action vigorously and Ralphs has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

     On December 20, 1996, a lawsuit titled Bundy, et al. v. Ralphs Grocery Company, et al. was filed in the Los Angeles Superior Court against Ralphs. The complaint was filed by eight individual plaintiffs who were terminated in conjunction with Ralphs' 1995 restructuring. The plaintiffs claim that they were wrongfully terminated for discriminatory reasons and that Ralphs engaged in various fraudulent practices. The plaintiffs seek compensatory damages in excess of $15 million, special and punitive damages. Management of the Company intends to defend this action vigorously.

     In August 1996, a lawsuit entitled Dianne Gober, et al. v. Ralphs was filed alleging sexual harassment by a Ralphs store manager in San Diego County against six female store employees. None of the plaintiffs suffered any loss of earnings nor incurred any medical expenses or expenses for psychotherapy, but the Company has recently been advised that the plaintiffs are, nevertheless, seeking substantial compensatory and punitive damages. Plaintiffs have dismissed the store manager as a defendant. The case began trial in April 1998. The Company intends to defend the action vigorously.

Environmental Matters

     Beginning in 1991, the California Regional Water Quality Control Board for the Los Angeles Region (the "Regional Board") requested that Ralphs conduct certain subsurface characterizations of the Glendale facility property located near Glendale, California. Significant parts of the San Fernando Valley, including the area where the Glendale facility is located, have been designated federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), because of regional groundwater contamination. Ralphs conducted the requested investigations and reported the results to the Regional Board, and no further investigations have been requested.

     Beginning in 1991, the Environmental Protection Agency ("EPA") has made requests for information and issued orders directing more than 60 potentially responsible parties ("PRPs") to investigate and remediate the groundwater contamination in the San Fernando Valley. Ralphs is one of those PRPs. Among those actions, on November 26, 1996, the EPA issued an Administrative Order for Remedial Action (EPA Docket No. 97-06) against more than 60 respondents, including Ralphs, in connection with the Superfund site. Under the order, these PRPs are required to take certain actions in connection with the implementation of interim remedies for the treatment of groundwater.

     The Company's best estimate of Ralphs' likely costs is based on a 1996 engineering estimate to construct the groundwater extraction and treatment system that was approved by EPA, adjusted by Ralphs' likely allocable share of those costs. As of 1996, construction and capital costs were estimated at $46,150,000. Operation and maintenance was estimated at $3,620,000 per year. In addition, the PRPs have agreed to EPA's demand that the PRPs reimburse it for its adjusted response costs. As of January 1997, EPA estimated those costs at $12 million. Thus, the Company has estimated that the total costs to be paid by all PRPs will be approximately $106 million stated in 1998 dollars. The Company's best estimate of Ralphs' allocable share is based on a settlement entered into by Glendale members of the PRP group in or about November 1997. Based on that settlement, the Company expects Ralphs to pay 1.02 percent of the total costs. Thus, the Company's current best estimate of Ralphs' likely exposure is approximately $1 million.

     Actual costs may end up being higher or lower than this estimate for a number of reasons including, but not limited to: (1) one PRP has filed an appeal that, if successful, could result in an increase in Ralphs' allocable percentage; (2) the PRPs and EPA are currently negotiating the terms of a Consent Decree, the terms of which may affect the total cost estimate; and (3) EPA has now issued a Stop Work Order under its prior administrative order requiring construction of the groundwater extraction and treatment system because of current uncertainty whether the City of Glendale will be able to use the treated water as a potable water supply.

     Although responsibilities for compliance under federal CERCLA law are joint and several, the Glendale PRPs include substantial companies as members, such that the Company anticipates that the results of the PRPs' allocation process will be enforceable to limit Ralphs' exposure.

     Ralphs removed underground storage tanks and remediated soil contamination at the Glendale facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. Ralphs has received correspondence from the Regional Board confirming the successful completion of the remediation.

     Apart from the Glendale facility, the Company and its subsidiaries have had environmental assessments performed on most of its facilities, including warehouse and distribution facilities. The Company believes that any responsive actions required at the examined properties as a result of such assessments will not have a material adverse effect on its financial condition or results of operations.

     The Company is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar businesses. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Not applicable


Item 4A. Executive Officers of the Registrant.
----------------------------------------------

     The executive officers of the Company are as set forth below.

     Name                      Position                                                       Age
--------------------------------------------------------------------------------------------------
Robert G. Miller          President and Chief Executive Officer                                54
Mary F. Sammons           President and Chief Executive Officer of Fred Meyer Stores           50
George E. Golleher        President and Chief Executive Officer of Ralphs/Food 4 Less          49
Dan Kourkoumelis          President and Chief Executive Officer of QFC                         46
Abel T. Porter            President and Chief Executive Officer of Smith's                     39
Kenneth Thrasher          Executive Vice President and Chief Administrative Officer            47
Kenneth A. Martindale     Executive Vice President, Purchasing                                 38
Tony Schnug               Executive Vice President, Distribution and Manufacturing             53
David R. Jessick          Senior Vice President and Chief Financial Officer                    44
Roger A. Cooke            Senior Vice President, General Counsel and Secretary                 49

     The executive officers of the Company are elected annually for one year and hold office until their successors are elected and qualified. There are no family relationships among the executive officers of the Company.

     Mr. Miller became President in April 1997 and has been Chief Executive Officer of the Company since 1991. He was Chairman of the Board from August 1991 to July 1997. Prior to that time he was employed by Albertson's, where his most recent positions were Executive Vice President of Retail Operations from 1989 to 1991 and Senior Vice President and Regional Manager from 1985 to 1989.

     Ms. Sammons became President and Chief Executive Officer of Fred Meyer Stores in January 1998. Prior to that time she was Executive Vice President - Nonfood Group of Fred Meyer. Ms. Sammons joined the Company in 1973 and became a buyer in 1975. She was promoted to Vice President and Merchandiser in 1980, Senior Vice President of the Softgoods Division in 1989 and Senior Vice President of Apparel and Home Electronics in 1995.

     Mr. Golleher became President of Ralphs/Food 4 Less in March 1998 and has been Chief Executive Officer of Ralphs/Food 4 Less since January 1996. He was Vice Chairman from June 1995 to January 1996. He was a Director of Food 4 Less Supermarkets from its inception in 1989 and was the President and Chief Operating Officer of Food 4 Less Supermarkets from January 1990 until June 1995. From 1986 through 1989, Mr. Golleher served as Senior Vice President - Finance and Administration of The Boys Markets, Inc.

     Mr. Kourkoumelis was appointed Executive Vice President of QFC in 1983, Chief Operating Officer in 1987, President in 1989 and Chief Executive Officer in September 1996. In late May 1997, Mr. Kourkoumelis was appointed President and Chief Executive Officer of Hughes.

     Mr. Porter has been President and Chief Executive Officer of Smith's since January 1998. Prior to that time, he was Senior Vice President and Regional Manager for Smith's, a position which he also held from 1990 to 1993. In the years prior to this appointment, Mr. Porter worked in both the Intermountain and Southwest regions in several positions.

     Mr. Thrasher became Executive Vice President and Chief Administrative Officer in January 1997. Prior to that time, he was Senior Vice President, Finance and Chief Financial Officer from March 1989 until January 1997, Vice President, Finance, Chief Financial Officer and Secretary from 1987 until 1989 and Vice President, Corporate Treasurer from 1982 until 1987.

     Mr. Martindale has been Executive Vice President of Purchasing and Procurement since January 1998. Prior to that time, Mr. Martindale was Senior Vice President of Sales and Procurement of Smith's. He served as Vice President of Merchandising in Smith's California region from 1991 to 1995. From 1984 to 1991, he served as a district manager for Smith's Intermountain region.

     Mr. Schnug has been Executive Vice President, Distribution and Manufacturing since March 1998. Prior to that time, Mr. Schnug was Group Senior Vice President, Support Operations of Ralphs Grocery Company since January 1996. He served as Senior Vice President, Manufacturing and Construction from June 1995 to January 1996. From 1992 to June 1995, he served as Senior Vice President, Corporate Operations of Food 4 Less Supermarkets, Inc.

     Mr. Jessick became Senior Vice President, Finance and Chief Financial Officer in January 1997. Prior to that time, he was employed by Thrifty PayLess Holdings Inc., where his most recent positions were Executive Vice President and Chief Financial Officer from 1994 to 1996 and Senior Vice President, Finance and Chief Financial Officer from 1990 until 1994.

     Mr. Cooke became Senior Vice President, General Counsel and Secretary in April 1993. Prior to that time he was Vice President, General Counsel and Secretary of the Company from August 1992 until April 1993. From 1982 to 1992, he was an officer of Pan American World Airways, Inc., serving as Senior Vice President and General Counsel from 1990 to 1992. From 1973 to 1980, he was associated with the law firm Simpson Thacher and Bartlett.

                                     Part II
--------------------------------------------------------------------------------


Item 5. Market for the Registrant's Common Stock and Related
Stockholder Matters.
------------------------------------------------------------


Common Stock Information

     The Company's common stock is traded on the New York Stock Exchange (NYSE) under the symbol "FMY." At April 24, 1998, the Company had approximately 7,000 stockholders of record.

     The Company has not paid dividends since the incorporation of its predecessor in 1981, and it is the current policy of the Board of Directors that all available cash flow be used for reinvestment in the business of the Company and for the reduction of debt.

                                         Price Ranges of Common Stock (1)
                        ----------------------------------------------------------------------
                                1997                      1996                       1995
Fiscal Quarter              High         Low          High          Low          High         Low
----------------       ---------   ---------     ---------    ---------     ---------   ---------
First                  $23 1/2     $16 13/16     $14 15/16    $11 1/8       $16 11/16   $11 3/4

Second                  28 15/16    22            16           13 1/16       14 1/2      11 3/4

Third                   33 1/2      25            18 13/16     14 3/8        13 7/16      9 5/16

Fourth                  37 3/4      25            18 3/8       14 15/16      11 13/16     8 11/16

1 Prices have been adjusted for a two-for-one stock split distributed on September 30, 1997.

Item 6. Selected Financial Data.
--------------------------------

     Since the Company acquired QFC and Ralphs/Food 4 Less in March 1998, which was subsequent to the Company's most recent financial information, the following selected financial data does not include any results of operations of QFC or Ralphs/Food 4 Less. See Notes 3 and 13 of the Notes to Consolidated Financial Statements under Item 8.

                                                                         Fiscal Year Ended
                                                ------------------------------------------------------------------
(In thousands, except per share data,           January 31,   February 1,   February 3,   January 28,   January 29,
  percentages and number of stores)                   1998          1997          1996          1995          1994
                                                ----------    ----------    ----------    ----------    ----------
Income Statement Data
    Net sales                                   $5,481,087    $3,724,839    $3,422,718    $3,122,635    $2,973,825
    Gross margin (1)                             1,635,551     1,105,527       973,514       861,320       885,257
    Operating and administrative expenses        1,386,278       971,667       885,087       807,924       747,151
    Writedown of California assets                                                            15,978
                                                ----------    ----------    ----------    ----------    ----------
    Income from operations  (1)                    249,273       133,860        88,427        37,418       138,106
    Interest expense                                75,504        39,432        39,578        25,857        17,604
    Provision for income taxes (2)                  70,465        35,883        18,563         4,393        49,598
                                                ----------    ----------    ----------    ----------    ----------
    Income before extraordinary
      charge/accounting change (1,2)               103,304        58,545        30,286         7,168        70,904
    Extraordinary charge/accounting
      change (3,4)                                 (91,210)                                                 (2,588)
                                                ----------    ----------    ----------    ----------    ----------
    Net income (1,2)                            $   12,094    $   58,545    $   30,286    $    7,168    $   68,316
                                                ==========    ==========    ==========    ==========    ==========
    Basic earnings per common share:
      Income before extraordinary
        charge/accounting change (1,2)          $     1.54    $     1.12    $     0.57    $     0.14    $     1.37
      Extraordinary charge/accounting
        change (3,4)                                 (1.36)                                                  (0.05)
                                                ----------    ----------    ----------    ----------    ----------
      Net income (1,2)                          $     0.18    $     1.12    $     0.57    $     0.14    $     1.32
                                                ==========    ==========    ==========    ==========    ==========
    Diluted earnings per common share:
      Income before extraordinary
        charge/accounting change (1,2)          $     1.46    $     1.05    $     0.53    $     0.13    $     1.25
      Extraordinary charge/accounting
        change (3,4)                                 (1.29)                                                  (0.04)
                                                ----------    ----------    ----------    ----------    ----------
      Net income (1,2)                          $     0.17    $     1.05    $     0.53    $     0.13    $     1.21
                                                ==========    ==========    ==========    ==========    ==========
Balance Sheet Data
    Working capital                             $  414,691    $  233,202    $  283,082    $  249,514    $  192,737
    Total assets                                 4,430,806     1,692,020     1,669,753     1,562,672     1,326,076
    Long-term debt                               1,835,168       521,512       656,260       540,166       321,398
    Stockholders' equity                         1,350,575       565,904       569,395       538,620       527,686
Other Data
    EBITDA (as defined) (5)                        413,645       249,548       194,876       148,979       205,673
    EBITDA margin (6)                                 7.5%          6.7%          5.7%          4.8%          6.9%
    Percent of net sales:
      Nonfood sales                                  32.6%         41.0%         41.9%         45.8%         47.4%
      Food sales                                     67.4%         59.0%         58.1%         54.2%         52.6%
      Income before extraordinary
        charge/accounting change                      1.9%          1.6%          0.9%          0.2%          2.4%
    Comparable store sales (7,8,9)                    7.4%          3.8%          2.1%         (2.0%)         2.4%
    Number of stores at year end                       431           219           136           131           127
    Total retail square feet at year end            26,802        15,935        14,857        14,194        13,423

     1. For fiscal year ended January 29, 1994, includes a nonrecurring LIFO credit of $6.2 million.
     2. For fiscal year ended January 29, 1994, includes $3.6 million from the resolution of an IRS audit ($2.3 million) related to the LIFO credit and a 38% tax rate.
     3.   For fiscal year ended January 29, 1994, effect of adopting SFAS No.
          109 relating to income taxes.
     4. For fiscal year ended Janaury 31, 1998, charge for early extinguishment of debt covering premiums paid and write-off of financing costs related to debt refinanced in the Smith's Acquisition.
     5. EBITDA represents income before interest expense, income taxes, depreciation and amortization expenses and LIFO provision/(credit).
     6.   EBITDA margin represents EBITDA as a percentage of net sales.
     7. Includes only sales of stores operating throughout each of the periods compared.
     8.   The calculation for comparable store sales for the year ended February
          1, 1997 is computed on a 52-week basis for both years.
     9.   The calculation for comparable store sales for the year ended February
          3, 1996, a 53-week year, is computed by adding a 53rd week to 1994's sales base.


Item 7. Management's Discussion and Analysis
of Financial Condition and Results of Operations.
-------------------------------------------------

Overview

     On September 9, 1997, Fred Meyer, Inc. succeeded to the businesses of Fred Meyer, Inc., now known as Fred Meyer Stores, Inc. ("Fred Meyer Stores"), and Smith's Food & Drug Centers, Inc. ("Smith's") as a result of mergers pursuant to the Agreement and Plan of Reorganization and Merger, dated as of May 11, 1997 (the "Smith's Acquisition"). At the closing, Fred Meyer Stores and Smith's, a regional supermarket and drug store chain operating 152 stores in the Intermountain and Southwestern regions of the United States, became wholly owned subsidiaries of the Company. The Company issued 33.3 million shares of Common Stock of the Company for all outstanding shares of Common Stock of Smith's.

     The Smith's Acquisition was accounted for under the purchase method of accounting. Accordingly, the results for 1997 reflect only 21 weeks of operations from the Smith's stores. As a result of the purchase, the assets and liabilities of Smith's have been recorded at their fair value as of September 9, 1997. The purchase price in excess of the fair value of Smith's assets and liabilities is recorded as goodwill and is being amortized over a 40-year period. See Note 3 of the Notes to the Consolidated Financial Statements of the Company included elsewhere herein.

     The Company used the proceeds from a new bank credit facility (the "1997 Senior Credit Facility") to refinance debt assumed in the Smith's Acquisition and to repay a substantial portion of the Company's existing indebtedness. The 1997 Senior Credit Facility provided a five year $1.03 billion revolving credit facility, a $500.0 million 364-day revolving credit facility and a five year $500.0 million bridge facility. As a result of prepaying certain indebtedness, the Company recorded an extraordinary charge, net of taxes, of $91.2 million consisting of fees incurred in the prepayment and the write-off of debt issuance costs.

     On August 17, 1997, the Company acquired substantially all of the assets and liabilities of Fox Jewelry Company ("Fox"), a regional jewelry store chain operating 44 stores, in exchange for common stock with a fair value of $9.2 million. The Fox acquisition was accounted for under the purchase method of accounting. Accordingly, the results for 1997 reflect only 24 weeks of operations from the Fox stores.

     In March 1998, the Company acquired Quality Food Centers, Inc. ("QFC") and Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less") in separate mergers, and QFC and Ralphs/Food 4 Less became wholly owned subsidiaries of the Company. These mergers occurred after the end of the Company's fiscal year ended January 31, 1998 and are not reflected in the financial statements of the Company included herein and discussed below. In connection with these mergers, substantially all of the debt of the Company and these companies was refinanced. See Note 13 of the Notes to Consolidated Financial Statements under Item 8.

     The following discussion summarizes the Company's operating results for the fiscal year ended January 31, 1998 ("1997") compared with the fiscal year ended February 1, 1997 ("1996") and for 1996 compared with the fiscal year ended February 3, 1996 ("1995"). Also included are discussions of the Company's liquidity, capital resources, effect of LIFO, effect of inflation and recent accounting changes. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements.


Results of Operations -- 1997 Compared with 1996

     Net sales for 1997 (52 weeks) increased $1.76 billion, or 47.2%, over 1996 (52 weeks). Sales from the Smith's stores accounted for $1.3 billion of the increase, including four new stores added during the period since the Smith's Acquisition. The increase also reflects the openings of five full-size multidepartment Fred Meyer stores. Comparable store sales (excluding Smith's) increased 7.4% for 1997. Comparable food sales (excluding Smith's) increased 6.6%, and comparable nonfood sales (excluding Smith's) increased 8.6%. Food sales as a percent of net sales were 67.4% and 59.0%, respectively, for 1997 and 1996.

     Gross margin as a percent of net sales was 29.8% in 1997 compared with 29.7% in 1996. Gross margins increased primarily due to the increase in sales of higher margin non-food merchandise.

     Operating and administrative expenses increased 42.7% to $1,386.3 million in 1997 from $971.7 million in 1996, and as a percent of net sales were 25.3% in 1997 and 26.1% in 1996. Operating and administrative expenses decreased as a percent of sales primarily due to the lower operating and administrative costs as a percent of sales at Smith's. Amortization of goodwill increased to $10.5 million in 1997 from $308,000 in 1996 as a result of goodwill recorded in the Smith's Acquisition.

     Net interest expense increased to $75.5 million in 1997 from $39.4 million in 1996. The increase primarily reflects the increased amount of indebtedness incurred in conjunction with the Smith's Acquisition.

     The effective tax rate was 40.6% for 1997 and 38.0% for 1996. The increase in the effective tax rate results from the increase in amortization of goodwill which is not deductible for tax purposes.

     Income before extraordinary charge was $103.3 million for 1997 and $58.5 million for 1996. This increase is primarily the result of the above-mentioned factors.

     The extraordinary charge of $91.2 million recorded in the third quarter of 1997 consists of fees incurred in the prepayment of certain indebtedness and write-off of debt issuance costs.

     Net income was $12.1 million for 1997 and $58.5 million for 1996. This decrease is primarily the result of the increase in income before extraordinary charge offset by the extraordinary charge.


Results of Operations -- 1996 Compared with 1995

     Net sales for 1996 (52 weeks) increased $302.1 million, or 8.8%, over 1995 (53 weeks). This increase reflects openings of five full-size multidepartment stores, two marketplace stores, and five jewelry stores in malls and the acquisition of 71 mall jewelry stores. Comparable store sales, measured on a 52-week corresponding period for both years, increased 3.8% for 1996. Comparable food sales increased 5.8%, and comparable nonfood sales increased 1.0%. Food sales as a percent of net sales were 59.0% and 58.1%, respectively for 1996 and 1995.

     Gross margin as a percent of net sales was 29.7% in 1996 compared with 28.4% in 1995. Gross margins increased primarily due to significant reductions in markdowns in 1996 versus 1995, the effects of increased sales of higher-margin jewelry, primarily from the 71 acquired fine jewelry stores, and lower distribution costs as a percent of sales.

     Operating and administrative expenses increased 9.8% to $971.7 million in 1996 from $885.1 million in 1995, and as a percent of net sales were 26.1% in 1996 and 25.9% in 1995. Operating and administrative expenses increased as a percent of sales due to the higher expense structure at the fine jewelry stores and increased wages for additional staffing in some nonfood sections of the multidepartment stores. These increases were partially offset by reduced advertising expense as a percent of sales.

     Net interest expense decreased to $39.4 million in 1996 from $39.6 million in 1995. The decrease primarily reflects lower borrowings due to the impact of the Company's third quarter $108.0 million sale-leaseback of 10 stores and to improved cash flow from operations, offset in part by the third quarter repurchase of $70.0 million of common stock.

     The effective tax rate was 38.0% for both 1996 and 1995.

     Net income was $58.5 million for 1996 and $30.3 million for 1995. This increase is primarily the result of the above-mentioned factors.


Liquidity and Capital Resources

     The Company funded its working capital and capital expenditure needs in 1997 through internally generated cash flow and the issuance of unrated commercial paper, supplemented by borrowings under committed and uncommitted bank lines of credit and lease facilities.

     In conjunction with the Smith's Acquisition, the Company entered into a new bank credit facility on September 9, 1997 that refinanced a substantial portion of the indebtedness of Fred Meyer Stores and Smith's. The Company entered into a five-year $1.03 billion revolving credit facility, a $500.0 million 364-day revolving credit facility, and a five-year $500.0 million bridge facility, each guaranteed by the accompanying subsidiaries (including Smith's and Fred Meyer Stores). In addition to the committed 1997 Senior Credit Facility, at January 31, 1998, the Company had $125.0 million of uncommitted money market lines with four banks and $500.0 million in unrated commercial paper facilities with three banks. The uncommitted money market lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing existing store remodeling, acquisition of land, and major projects such as management information systems. At January 31, 1998, the Company had borrowings under the 1997 Senior Credit Facility of $1.746 billion which includes outstanding unrated commercial paper in the amount of $367.2 million and borrowings under uncommitted money market lines of $79.0 million. A total of approximately $283.8 million was available for borrowings under the 1997 Senior Credit Facility, and $46.0 million was available for borrowings from the uncommitted money market lines. In addition to the 1997 Senior Credit Facility, the Company entered into two lease lines of credit for various stores and a distribution center. On September 9, 1997, Fred Meyer Stores entered into a lease financing facility of up to $270.0 million, which refinanced approximately $229.0 million in existing operating leases. The balance of this facility was planned for financing of construction costs on three new stores. On January 27, 1998, Fred Meyer Stores entered into a lease financing facility for $53.0 million for various stores.

     The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt and rent expense on its lease lines of credit. At January 31, 1998, the Company had outstanding four interest rate contracts for a total notional amount of $180.0 million, and seven rent rate contracts, for a total notional amount of $80.0 million. The interest rate contracts effectively fix the Company's interest rates between 5.0% and 9.0% on the notional amount and expire through 1999. The rent rate contracts effectively fix the Company's rental rates between 6.28% and 7.25% on the notional amount and expire through 2000. All contracts are with "A" rated or better commercial banks and the Company does not anticipate nonperformance by the counter parties. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate and rent rate agreements.

     On March 11, 1998 and in conjunction with the acquisition of Ralphs/Food 4 Less and QFC, the Company entered into new financing arrangements (the "1998 Senior Credit Facilities") which included a public issue of $1.75 billion of senior unsecured notes and bank credit facilities which include a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term loan. The term loan amortization is scheduled over five years with $18.75 million due in fiscal year 1998; $118.75 million in fiscal year 1999; $225.0 million in fiscal year 2000; $362.5 million in fiscal year 2001; $475.0 million in fiscal year 2002; and $425.0 million in fiscal year 2003. In addition to the 1998 Senior Credit Facilities, the Company entered into a $500 million five-year operating lease facility, which refinanced $303 million in existing lease financing facilities. The balance of this lease facility will be used for land and construction costs for new stores. The senior unsecured notes which were part of a $2.5 billion shelf registration were issued on March 11, 1998 with $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38% and $750 million of ten-year notes at 7.45%. The 1998 Senior Credit Facilities contain certain restrictions on payments by the Company of cash dividends, repurchase of common stock, the handling of proceeds from the sale or disposition of assets, other than in the normal course of business, and require, among other things, that the Company maintain a maximum leverage ratio and a minimum fixed charge ratio. The leverage ratio compares debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge ratio compares EBITDA to interest expense. The obligations of the Company under the senior unsecured notes are guaranteed by certain subsidiaries. The obligations of the Company under the 1998 Senior Credit Facilities are guaranteed by certain subsidiaries and are also collateralized by the stock of certain subsidiaries.

     The Company had $16.5 million of outstanding Letters of Credit as of January 31, 1998. The Letters of Credit are used to support the importation of goods and to support the performance, payment, deposit or surety obligations of the Company. The Company pays annual commitment fees ranging form .04% to 1.00% on the outstanding portion of these Letters of Credit.

     The Company believes that the combination of cash flows from operations and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1998, currently budgeted to be approximately $600 million, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity. The Company currently owns real estate with a net book value of approximately $1.4 billion.

Effect of LIFO

     During each year, the Company estimates the LIFO adjustment for the year based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for soft goods and jewelry and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). At year end, the Company makes the final adjustment reflecting the difference between the Company's prior quarterly estimates and actual LIFO amount for the year.

Effect of Inflation

     While management believes that some portion of the increase in sales is due to inflation, it is difficult to segregate and to measure the effects of inflation because of changes in the types of merchandise sold year-to-year and other pricing and competitive influences. By attempting to control costs and efficiently utilize resources, the Company strives to minimize the effects of inflation on its operations.


Recent Accounting Changes

     There are no issued and pending accounting changes which are expected to have a material effect on the Company's financial reporting.


Year 2000

     The Company has performed an analysis and is modifying its computer software to address the year 2000 issues. The Company is also contacting major suppliers to determine the extent to which the Company may be vulnerable to third party year 2000 issues. Based on current information, management believes that all software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the results of operations, cash flow, or financial condition of future periods.


Forward-looking Statements; Factors Affecting Future Results

     Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. These forward-looking statements include information regarding the Company's plans for future operations, expectations relating to cost savings and the Company's integration strategy with respect to its recent mergers, store expansion and remodeling, capital expenditures, inventory reductions and expense reduction. The Company may make other forward-looking statements from time to time. The following factors, as well as those discussed below, are among the principal factors that could cause actual results to differ materially from the forward-looking statements: business and economic conditions generally and in the regions in which the Company's stores are located, including the rate of inflation; population, employment and job growth in the Company's markets; demands placed on management by the substantial increase in the Company's size; loss or retirement of senior management of the Company or of its principal operating subsidiaries; changes in the availability of debt or equity capital and increases in borrowing costs or interest rates, especially since a substantial portion of the Company's borrowings bear interest at floating rates; competitive factors, such as increased penetration in the Company's markets by large national food and nonfood chains, large category-dominant stores and large national and regional discount retailers (whether existing competitors or new entrants) and competitive pressures generally, which could include price-cutting strategies, store openings and remodels; results of the Company's programs to decrease costs as a percent of sales; increases in labor costs and deterioration in relations with the union bargaining units representing the Company's employees; unusual unanticipated costs or unanticipated consequences relating to the recent mergers and integration strategy and any delays in the realization thereof; adverse determinations by federal or state regulatory authorities, including adverse determinations in connection with the recent mergers or other acquisitions; operational inefficiencies in distribution or other Company systems, including any that may result from the recent mergers; issues arising from addressing year 2000 computer issues; legislative or regulatory changes adversely affecting the business in which the companies are engaged; and other opportunities or acquisitions which may be pursued by the Company.

     Leverage; Ability to Service Debt. The Company is highly leveraged. As of March 11, 1998, the Company has total indebtedness (including current maturities and capital lease obligations) of $5.3 billion. Total indebtedness consists of long-term debt, including borrowings under the 1998 Senior Credit Facilities, notes and capitalized leases. Total indebtedness does not reflect certain commitments and contingencies of the Company, including operating leases under the lease facility and other operating lease obligations. The Company has significant interest and principal repayment obligations and significant rental payment obligations, and the ability of the Company to satisfy such obligations is subject to prevailing economic, financial and business conditions and to other factors, many of which are beyond the Company's control. A significant amount of the Company's borrowings and rental obligations bear interest at floating rates (including borrowings under the 1998 Senior Credit Facilities and obligations under the lease facility), which will expose the Company to the risk of increased interest and rental rates.

     Merger Integration. The significant increase in size of the Company's operations resulting from the recent mergers has substantially increased the demands placed upon the Company's management, including demands resulting from the need to integrate the accounting systems, management information systems, distribution systems, manufacturing facilities and other operations of Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less. In addition, the Company could experience unexpected costs from such integration and/or a loss of customers or sales as a result of the recent mergers, including as a result of the conversion of the Hughes Family Markets banner to Ralphs. There can also be no assurance that the Company will be able to maintain the levels of operating efficiency which Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less had achieved separately prior to the mergers. The failure to successfully integrate the operations of the acquired businesses, the loss of key management personnel and the loss of customers or sales could each have a material adverse effect on the Company's results of operations or financial position.

     Ability to Achieve Intended Benefits of the Recent Mergers. Management believes that significant business opportunities and cost savings are achievable as a result of the Smith's, QFC and Ralphs/Food 4 Less mergers. Management's estimates of cost savings are based upon many assumptions including future sales levels and other operating results, the availability of funds for capital expenditures, the timing of certain events as well as general industry, and business conditions and other matters, many of which are beyond the control of the Company. Estimates are also based on a management consensus as to what levels of purchasing and similar efficiencies should be achievable by an entity the size of the Company. Estimates of potential cost savings are forward-looking statements that are inherently uncertain. Actual cost savings, if any, could differ from those projected and such differences could be material; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that unforeseen costs and expenses or other factors (whether arising in connection with the integration of the Company's operations or otherwise) will not offset the estimated cost savings or other components of the Company's plan or result in delays in the realization of certain projected cost savings.

     Competition. Information regarding intense competition in the retail merchandising industry is set forth under Item 1.

     Labor Relations. Information regarding employees and labor matters is set forth under Item 1.

     Forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions to any forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Not applicable.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

Consolidated Statements of Income

                                                                              Fiscal Year Ended
                                                                  -----------------------------------------
                                                                   January 31,    February 1,    February 3,
(In thousands, except per share data)                                    1998           1997           1996
                                                                  -----------    -----------    -----------
Net sales                                                         $ 5,481,087    $ 3,724,839    $ 3,422,718
Cost of goods sold:
  General                                                           3,845,536      2,613,746      2,443,531
  Related party lease (Note 4)                                                         5,566          5,673
                                                                  -----------    -----------    -----------
Total cost of goods sold                                            3,845,536      2,619,312      2,449,204
                                                                  -----------    -----------    -----------
Gross margin                                                        1,635,551      1,105,527        973,514
Operating and administrative expenses:
  General                                                           1,334,087        920,405        829,178
  Related party leases (Notes 4 and 8)                                 41,709         50,954         55,601
  Amortization of goodwill                                             10,482            308            308
                                                                  -----------    -----------    -----------
Total operating and administrative expenses                         1,386,278        971,667        885,087
                                                                  -----------    -----------    -----------
Income from operations                                                249,273        133,860         88,427
Interest expense                                                       75,504         39,432         39,578
                                                                  -----------    -----------    -----------
Income before income taxes and extraordinary charge                   173,769         94,428         48,849
Provision for income taxes (Note 6)                                    70,465         35,883         18,563
                                                                  -----------    -----------    -----------
Income before extraordinary charge                                    103,304         58,545         30,286
Extraordinary charge, net of taxes                                    (91,210)
                                                                  -----------    -----------    -----------
Net income                                                        $    12,094    $    58,545    $    30,286
                                                                  ===========    ===========    ===========
Basic earnings per common share:
  Income before extraordinary charge                              $      1.54    $      1.12    $      0.57
  Extraordinary charge                                                  (1.36)
  Net income                                                      $      0.18    $      1.12    $      0.57
                                                                  ===========    ===========    ===========
  Basic weighted average number of common
    shares outstanding                                                 67,168         52,155         53,365
                                                                  ===========    ===========    ===========
Diluted earnings per common share:
  Income before extraordinary charge                              $      1.46    $      1.05    $      0.53
  Extraordinary charge                                                  (1.29)
                                                                  -----------    -----------    -----------
  Net income                                                      $      0.17    $      1.05    $      0.53
                                                                  ===========    ===========    ===========
  Diluted weighted average number of common and
    common equivalent shares outstanding                               70,609         55,781         56,656
                                                                  ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                                                             January 31,     February 1,
(In thousands)                                                                     1998            1997
                                                                             ----------      ----------
Assets
Current assets:
     Cash and cash equivalents                                               $   72,609      $   48,769
     Receivables                                                                 83,194          23,729
     Inventories                                                              1,117,989         604,910
     Prepaid expenses and other                                                  50,034          43,149
     Current portion of deferred taxes (Note 6)                                  90,804          17,226
                                                                             ----------      ----------
Total current assets                                                          1,414,630         737,783

Property and equipment:
     Buildings, fixtures and equipment                                        2,301,304       1,397,872
     Property held under capital leases (Note 8)                                 42,121          17,523
     Land                                                                       368,105         139,474
                                                                             ----------      ----------
     Total property and equipment                                             2,711,530       1,554,869
     Less accumulated depreciation and amortization                             759,780         625,104
                                                                             ----------      ----------
Property and equipment--net                                                   1,951,750         929,765

Other assets:
     Goodwill--net                                                            1,005,476           4,599
     Other                                                                       58,950          19,873
                                                                             ----------      ----------
Total other assets                                                            1,064,426          24,472
                                                                             ----------      ----------
Total assets                                                                 $4,430,806      $1,692,020
                                                                             ==========      ==========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                                                                    January 31,      February 1,
(In thousands, except per share data)                                                     1998             1997
                                                                                    ----------       ----------
Liabilities and Stockholders' Equity

Current liabilities:
     Bank overdrafts                                                                $  140,813       $  112,991
     Accounts payable                                                                  538,799          285,439
     Current portion of long-term debt and lease obligations (Notes 5 and 8)             4,282            1,038
     Income taxes payable                                                                                 5,115
     Accrued expenses:
       Compensation                                                                    148,141           58,347
       Insurance and other                                                             167,904           41,651
                                                                                    ----------       ----------
Total current liabilities                                                              999,939          504,581

Long-term debt (Note 5)                                                              1,835,168          521,512

Capital lease obligations (Note 8)                                                      52,385           13,227

Deferred lease transactions (Note 8)                                                    38,556           46,318

Deferred income taxes (Note 6)                                                          41,250           35,176

Other long-term liabilities (Note 10)                                                  112,933            5,302

Commitments and contingencies (Notes 8 and 12)

Stockholders' equity (Note 7):
     Preferred  stock, $.01 par value (authorized, 100,000 shares in 1997 and
       5,000 shares in 1996; outstanding, none)
     Common stock, $.01 par value (authorized, 400,000 shares
        in 1997 and 200,000 shares in 1996; issued 88,790 shares
        in 1997 and 56,808 shares in 1996; outstanding 88,790 shares
        in 1997 and 52,408 shares in 1996)                                                 888              573
     Additional paid-in capital                                                        904,235          203,028
     Treasury stock (4,400 shares in 1996)                                                              (69,773)
     Notes receivable from officers                                                       (298)          (1,394)
     Unearned compensation                                                                (466)            (652)
     Retained earnings                                                                 446,216          434,122
                                                                                    ----------       ----------
Total stockholders' equity                                                           1,350,575          565,904
                                                                                    ----------       ----------
Total liabilities and stockholders' equity                                          $4,430,806       $1,692,020
                                                                                    ==========       ==========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                                                Fiscal Year Ended
                                                                                   --------------------------------------------
                                                                                   January 31,      February 1,      February 3,
(In thousands)                                                                           1998             1997             1996
                                                                                   ----------       ----------       ----------
Cash flows from operating activities:
    Income before extraordinary charge                                             $  103,304       $   58,545       $   30,286
    Adjustments to reconcile income before extraordinary
       charge to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                       158,147          116,546          107,077
        Amortization of goodwill                                                       10,482              308              308
        Deferred lease transactions                                                   (15,833)          (4,944)          (3,384)
        Deferred income taxes                                                          16,304            9,182            1,626
        Changes in operating assets and liabilities:
          Inventories                                                                 (99,796)         (84,355)          (6,082)
          Other current assets                                                          9,065          (17,714)          13,705
          Accounts payable                                                             18,006           91,545          (36,809)
          Accrued expenses                                                            (19,260)          13,665            7,919
          Income taxes                                                                 36,663              895           20,138
          Other liabilities                                                             6,713           (2,682)          (2,085)
        Other                                                                         (13,133)         (14,110)             613
                                                                                   ----------       ----------       ----------
Net cash provided by operating activities                                             210,662          166,881          133,312
                                                                                   ----------       ----------       ----------

Cash flows from investing activities:
    Cash acquired in acquisitions                                                      57,868
    Payment of acquisition costs                                                      (30,845)
    Net sales of investment securities                                                                  12,340            1,110
    Purchases of property and equipment                                              (269,176)        (146,917)        (236,052)
    Proceeds from sale of property and equipment                                       68,252          123,352           10,783
                                                                                   ----------       ----------       ----------
Net cash used for investing activities                                               (173,901)         (11,225)        (224,159)
                                                                                   ----------       ----------       ----------

Cash flows from financing activities:
    Issuance of common stock - net                                                     30,079            6,861            2,018
    Stock repurchase and related expenses                                                              (70,099)
    Collection of notes receivable                                                      3,062              794              515
    Increase in notes receivable                                                       (1,447)            (857)          (2,391)
    Increase (decrease) in bank overdrafts                                            (21,153)          49,814          (18,162)
    Long-term financing:
        Borrowings                                                                  1,463,457                           158,500
        Repayments                                                                 (1,486,919)        (135,249)         (42,652)
                                                                                   ----------       ----------       ----------
Net cash provided by (used for) financing activities                                  (12,921)        (148,736)          97,828
                                                                                   ----------       ----------       ----------
Net increase in cash and cash equivalents for the year                                 23,840            6,920            6,981
Cash and cash equivalents at beginning of year                                         48,769           41,849           34,868
                                                                                   ----------       ----------       ----------
Cash and cash equivalents at end of year                                           $   72,609       $   48,769       $   41,849
                                                                                   ==========       ==========       ==========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity

                                                Common Stock                    Treasury Stock
                                             ------------------              --------------------
                                                Number           Additional     Number
                                                    of              Paid-in         of                         Retained
 (In thousands)                                 Shares   Amount     Capital     Shares     Amount      Other   Earnings       Total
                                             ---------  -------  ----------  ---------  ---------  ---------  ---------  ----------
Balance at January 28, 1995                     26,568  $   268  $  193,317                        $    (256) $ 345,291  $  538,620
Two-for-one stock split (Note 7)                26,568      268        (268)                                                    ---
Issuance of common stock:
    Stock options exercised                        274        3       2,015                                                   2,018
    Tax benefits from stock options                                     260                                                     260
Amortization of unearned compensation                                                                     50                     50
Notes receivable from officers                                                                        (1,839)                (1,839)
Net income                                                                                                       30,286      30,286
                                             ---------  -------  ----------  ---------  ---------  ---------  ---------  ----------
Balance at February 3, 1996                     53,410      539     195,324        ---        ---     (2,045)   375,577     569,395
Issuance/purchase of common stock:
    Stock options exercised                      3,378       34       7,227                                                   7,261
    Stock bonus                                     20                  166                             (566)                  (400)
    Treasury stock                                                     (326)     4,400  $ (69,773)                          (70,099)
    Tax benefits from stock options                                     637                                                     637
Amortization of unearned compensation                                                                    120                    120
Payment on notes receivable from officers                                                                445                    445
Net income                                                                                                       58,545      58,545
                                             ---------  -------  ----------  ---------  ---------  ---------  ---------  ----------
Balance at February 1, 1997                     56,808      573     203,028      4,400    (69,773)    (2,046)   434,122     565,904
Issuance of common stock:
    Stock options exercised                      2,738       27      30,081          1        (29)                           30,079
    Stock bonus                                     12                  238                             (238)                   ---
    Tax benefits from stock options                                  11,120                                                  11,120
    Fox acquisition                                332        3       9,201                                                   9,204
    Smith's acquisition                         33,301      333     719,630                                                 719,963
Amortization of discounted stock options                                691                                                     691
Amortization of unearned compensation                                                                    424                    424
Payment on notes receivable from officers                                                              1,096                  1,096
Retirement of treasury stock                    (4,401)     (48)    (69,754)    (4,401)    69,802                               ---
Net income                                                                                                       12,094      12,094
                                             ---------  -------  ----------  ---------  ---------  ---------  ---------  ----------
Balance at January 31, 1998                     88,790  $   888  $  904,235        ---  $     ---  $    (764) $ 446,216  $1,350,575
                                             =========  =======  ==========  =========  =========  =========  =========  ==========

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


1.   The Company
     Fred Meyer, Inc., a Delaware corporation, and its subsidiaries (the "Company") operated at January 31, 1998 more than 260 retail stores in a variety of food and drug and multidepartment one-stop-shopping formats located primarily in the Western region of the United States. In addition, the Company operates 258 fine jewelry stores across the United States, including 100 stores in the Company's multidepartment stores.

2.   Summary of Significant Accounting Policies
     Principles of Consolidation--The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.
     Fiscal Year--The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1997, 1996, and 1995 ended on January 31, 1998, February 1, 1997, and February 3, 1996, respectively. Operating results for fiscal years 1997, 1996, and 1995 include 52, 52, and 53 weeks, respectively.
     Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.
     Business Segment--The Company's operations consist of one segment, retail sales.
     Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     Inventories--Inventories consist principally of merchandise held for sale and substantially all inventories are stated at the lower of last-in, first-out
(LIFO) cost or market. Inventories on a first-in, first-out method, which approximates replacement cost, would have been higher by $48.5 million at January 31, 1998 and $52.8 million at February 1, 1997, respectively. The pretax LIFO income was $4.3 million in 1997, $1.2 million in 1996, and $1.0 million in 1995.
     Property and Equipment--Property and equipment is stated at cost. Depreciation on owned buildings and equipment is provided using the straight-line method over the estimated useful lives of the related assets of three to 31 years. Amortization of buildings and equipment under capital leases is provided using the straight-line method over the remaining related lease terms of 16 to 40 years. Accumulated amortization of buildings and equipment under capitalized leases was $7.8 million at January 31, 1998 and $7.2 million at February 1, 1997.
     Goodwill--Goodwill is being amortized on a straight-line basis over 15 to 40 years. Goodwill recorded in connection with the Smith's Food & Drug Centers, Inc. (Smith's) and Fox Jewelry Company (Fox) acquisitions is being amortized over 40 and 15 years, respectively. Other previously recorded goodwill continues to be amortized over 30 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows. Accumulated amortization was $15.1 million at January 31, 1998 and $4.7 million at February 1, 1997.
     Impairment of Long-lived Assets--The Company reviews and evaluates long-lived assets for impairment when events or circumstances indicate costs may not be recoverable. The net book value of long-lived assets is compared to expected undiscounted future cash flows. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired.
     Investment Securities--At January 31, 1998, the carrying value of all debt and equity securities approximated their aggregate fair value. Debt securities are classified as held to maturity and are included in Other Assets.
     Bank Overdrafts--Checks that are issued on zero balance accounts and that have not yet cleared the banks are included in current liabilities.
     Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
     Buying and Promotional Allowances--Vendor allowances and credits that relate to the Company's buying and merchandising activities are recognized as earned.
     Advertising--Advertising costs are expensed as incurred. Advertising costs were $49.9 million in 1997, $34.9 million in 1996, and $37.2 million in 1995.

     Self-insurance--The Company is primarily self-insured for general liability, property loss, worker's compensation and non-union health and welfare. Liabilities for these costs are based on actual claims and actuarial statements for estimates of claims that have been incurred but not reported.
     Pre-opening Costs--All noncapital expenditures incurred in connection with the opening of new or acquired stores and other facilities or the remodeling of existing stores are expensed as incurred.
     Interest Costs--Interest costs are expensed as incurred, except for interest costs which have been capitalized as part of the cost of properties under development. The Company's cash payments for interest (net of capitalized interest of approximately $.2 million in 1997, $.1 million in 1996, and $3.6 million in 1995) totaled $73.0 million in 1997, $40.5 million in 1996, and $45.2 million in 1995.
     Income Taxes--Deferred income taxes are provided for those items included in the determination of income or loss in different periods for financial reporting and income tax purposes. Targeted jobs and other tax credits are recognized in the year realized.
     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities (see note 6).
     Cash paid (refunded) for income taxes was $16.1 million in 1997, $25.7 million in 1996, and $(3.3) million in 1995.
     Stock-based Compensation--The Company adopted SFAS No. 123, Accounting for Stock-based Compensation, effective January 1, 1996. As allowed under SFAS No. 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value based method, but will provide pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense (see note 7).
     Earnings Per Common Share--The Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the dual presentation of basic and diluted earnings per share and other additional disclosures. Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relate to outstanding stock options and warrants. Prior year earnings per common share have been restated to conform with the standards established by SFAS No. 128.
     All share and per share amounts have been restated for the two-for-one stock split. The stock split, effected as a 100 percent stock dividend, was effective on September 30, 1997.
     Reclassifications--Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications have no effect on reported net income.

3.   Acquisitions
     On September 9, 1997, the Company succeeded to the businesses of Fred Meyer, Inc., now known as Fred Meyer Stores, Inc. ("Fred Meyer Stores"), and Smith's Food & Drug Centers, Inc. ("Smith's") as a result of mergers pursuant to the Agreement and Plan of Reorganization and Merger, dated as of May 11, 1997 (the "Smith's Acquisition"). At the closing on September 9, 1997, Fred Meyer Stores and Smith's, a regional supermarket and drug store chain operating 152 stores in the Intermountain and Southwestern regions of the United States, became wholly owned subsidiaries of the Company. The Company issued 1.05 shares of Common Stock of the Company for each outstanding share of Class A Common Stock and Class B Common Stock of Smith's and one share of Common Stock of the Company for each outstanding share of Common Stock of Fred Meyer Stores.
     The Smith's Acquisition was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of Smith's from the date of acquisition. In total, the Company issued 33.3 million shares of Common Stock to the Smith's stockholders.

     The following pro forma information presents the results of the Company's operations assuming the Smith's Acquisition occurred at the beginning of each period presented (in thousands, except per share data):

                                                                   Fiscal Year Ended
                                                              -------------------------
                                                               January 31,   February 1,
                                                                     1998          1997
                                                              -----------   -----------
Net sales                                                     $ 7,341,192   $ 6,742,523
Income before extraordinary charge                                127,910        81,481
Net income (loss)                                                  36,700        (9,729)
Diluted earnings per common share:
  Income before extraordinary charge                                 1.40          0.90
  Net income (loss)                                                  0.40         (0.11)

     The pro forma financial information does not reflect anticipated annualized operating savings. Additionally, each year includes an extraordinary charge of $91.2 million on the extinguishment of debt as a result of refinancing certain debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Smith's Acquisition been consummated as of the beginning of each period nor is it necessarily indicative of future operating results.
     On August 17, 1997, the Company acquired substantially all of the assets and liabilities of Fox in exchange for common stock with a fair value of $9.2 million. The Fox acquisition was accounted for under the purchase method of accounting. The results of operations of Fox do not have a material effect on the consolidated operating results, and therefore are not included in the pro forma data presented.
     The supplemental schedule of business acquisition is as follows (in thousands):

                                                    Fiscal Year Ended
                                                     January 31, 1998
                                                    -----------------
Fair value of assets acquired                             $ 1,576,134
Goodwill recorded                                           1,011,383
Value of stock issued                                        (729,167)
Liabilities assumed                                        (1,827,505)
                                                          -----------
Cash paid                                                 $    30,845
                                                          ===========

4.   Related-party Transactions

     The Company leases certain store locations and previously leased a distribution center from MetLife, which was a major beneficial stockholder of the Company's stock during the three years ended January 31, 1998. Rents paid to MetLife and other related parties on leases totaled $34.9 million in 1997, $61.8 million in 1996, and $64.0 million in 1995 (see note 8).
     Rents paid for store locations leased or subleased from related parties are included in operating and administrative expenses . Rents paid to related parties for the leased distribution center were included in cost of goods sold.
     In 1995, the Company offered interest-free loans of up to $100,000 each to 19 executives for the purpose of acquiring common stock of the Company. Repayment of these loans is required by June 1998 or upon termination of employment or sale of stock. Outstanding loans under this program amounted to $.3 million at January 31, 1998 and $1.4 million at February 1, 1997.
     The Company has a management agreement for management and financial services with The Yucaipa Companies ("Yucaipa"), whose managing general partner became the Company's chairman of the board effective September 9, 1997. The agreement provides for annual management fees equal to $.5 million plus reimbursement of all of Yucaipa's reasonable out-of-pocket costs and expenses. In addition, the Company may retain Yucaipa in an advisory capacity in connection with certain acquisitions or sale transactions, debt and equity financings, or any other services not otherwise covered by the agreement.

5.   Long-term Debt

     Long-term debt consisted of the following (in thousands):

                                                                                   January 31,    February 1,
                                                                                         1997           1996
                                                                                  -----------    -----------
     1997 Senior Credit Facility                                                  $ 1,300,000
     Commercial paper with maturities through July 1, 1998,
       classified as long-term, interest rates of 5.63% to
       6.30% at January 31, 1998                                                      367,156    $   283,040
     Long-term notes secured by trust deeds, due through 2012,
       fixed interest rates from 9.00% to 9.52%                                        67,875         41,819
     Uncommitted bank borrowings classified as long-term                               79,000
     Long-term  notes, unsecured:
       Due 1997 through 1998, interest rate is periodically
         reset, 6.10% at February 1,1997, paid quarterly                                              70,000
       Due 2000,  fixed interest rate of 6.775%,  paid quarterly                                      20,000
     Senior notes, unsecured, due 1999 through 2007, fixed
       interest rates from 7.25% to 7.98%                                                            107,500
     Other                                                                             22,648
                                                                                  -----------    -----------
     Total                                                                          1,836,679        522,359
     Less current portion                                                               1,511            847
                                                                                  -----------    -----------
     Total                                                                        $ 1,835,168    $   521,512
                                                                                  ===========    ===========

     In conjunction with the Smith's acquisition, the Company entered into a new bank credit facility (the "1997 Senior Credit Facility") that refinanced a substantial portion of the Company's indebtedness and indebtedness assumed in the Smith's acquisition. The 1997 Senior Credit Facility provides a five year $1.03 billion revolving credit facility, a $500.0 million 364-day revolving credit facility and a five year $500.0 million bridge facility. All indebtedness under the 1997 Senior Credit Facility is guaranteed by certain of the Company's subsidiaries. The revolving portion of the 1997 Senior Credit Facility is available for general corporate purposes, including the support of the commercial paper program of the Company. The revolving credit facility and the bridge facility mature on September 9, 2002. Commitment fees are charged at
 .175% on the unused portion of the five year revolving credit facility and .08% on the unused portion of the 364-day facility. The 364-day facility matures on September 9, 1998 with a one year extension available upon the request of the Company. Interest on the 1997 Senior Credit Facility is at the prime rate plus a margin of .5% or the Adjusted LIBOR plus a margin of .30%. At January 31, 1998, the interest rate was 5.89% on the five year revolving credit facility and 6.21% on the five year bridge facility. No amounts were outstanding under the 364-day revolving credit facility.
     The 1997 Senior Credit Facility requires the Company to comply with certain ratios related to fixed charges and indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the 1997 Senior Credit Facility limits dividends on and redemption of capital stock.
     The Company has established uncommitted money market lines with four banks of $125.0 million. These lines, which generally have terms of one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the 1997 Senior Credit Facility. The Company also has $500.0 million of unrated commercial paper facilities with three commercial banks. The Company has the ability to support commercial paper and other debt on a long-term basis through its bank credit facilities and therefore, based upon management's intent, has classified these borrowings, which totaled $446.2 million at January 31, 1998, as long-term debt.
     The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At January 31, 1998, the Company had outstanding four interest rate contracts for a total notional principal amount of $180.0 million with commercial banks. One swap agreement effectively fixes the Company's interest rate on unrated commercial paper, floating rate facilities and uncommitted lines of credit at 5.20% on a notional principal amount of $15.0 million. This contract expires in 1998. Two cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $35.0 million. These contracts expire through 1999. One collar agreement effectively limits the maximum interest rate the Company will pay at 7.5% and limits the minimum interest rate the Company will pay at 5.3% on a notional principal amount of $130.0 million. This contract expires in 1998.
     The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At January 31, 1998, the Company had outstanding seven rent rate contracts, for a total notional principal amount of $80.0 million, with commercial banks. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.28% and 6.54% on notional amounts of $40.0 million. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25% on notional amounts totaling $40.0 million. All seven of these contracts expire in 2000. Gains and losses on swaps and caps are amortized over the life of the instruments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and cap agreements. The Company requires an "A" or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.
     Annual long-term debt maturities for the five fiscal years subsequent to January 31, 1998 are $1.5 million in 1998, $5.1 million in 1999, $369.7 million in 2000, $2.8 million in 2001, and $1,381.6 million in 2002.
     The Company recorded an extraordinary charge of $148.3 million less a $57.1 million income tax benefit which consisted of premiums paid in the prepayment of certain notes and bank facilities of Fred Meyer Stores and Smith's and the write-off of their related deferred financing costs.

6.   Income Taxes

     The provision for income taxes includes the following (in thousands):

                                                Fiscal Year Ended
                                      --------------------------------------
                                      January 31,   February 1,   February 3,
                                            1998          1997          1996
                                      ----------    ----------    ----------
     Current                          $   55,299    $   26,701    $   16,937
     Deferred                             15,166         9,182         1,626
                                      ----------    ----------    ----------
     Total                            $   70,465    $   35,883    $   18,563
                                      ==========    ==========    ==========

     A reconciliation between the statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

                                                                Fiscal Year Ended
                                                      --------------------------------------
                                                      January 31,   February 1,   February 3,
                                                            1998          1997          1996
                                                      ----------    ----------    ----------
     Federal income taxes at the statutory rate       $   60,819    $   33,050    $   17,097
     State income taxes                                    5,977         2,833         1,466
     Effect of goodwill amortization                       3,669
                                                      ----------    ----------    ----------
     Provision for income taxes                       $   70,465    $   35,883    $   18,563
                                                      ==========    ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and February 1, 1997 were as follows (in thousands):

                                                                      January 31,      February 1,
                                                                            1998             1997
                                                                      ----------       ----------
Deferred tax assets:
  Capitalized inventory costs                                         $    9,073       $    8,627
  Accrued expenses                                                        39,024           23,954
  Restructuring related charges                                           64,044            4,215
  Deferred lease transactions                                             18,932           13,644
  Net operating loss carryforwards                                        65,771
  AMT credits                                                              7,800
  Other                                                                   19,304            8,552
                                                                      ----------       ----------
Total deferred tax assets                                                223,948           58,992
Valuation allowance                                                       (7,100)
                                                                      ----------       ----------
Net deferred tax assets                                                  216,848           58,992

Deferred tax liabilities:
  Accumulated depreciation                                               133,023           55,782
  Prepaid expenses                                                         2,518           12,748
  LIFO inventory                                                          31,753            8,412
                                                                      ----------       ----------
Total deferred tax liabilities                                           167,294           76,942
                                                                      ----------       ----------
Net deferred income taxes                                             $  (49,554)      $   17,950
                                                                      ==========       ==========
Current deferred income taxes--asset                                  $  (90,804)      $  (17,226)
Noncurrent deferred income taxes--liability                               41,250           35,176
                                                                      ----------       ----------
Net deferred income taxes                                             $  (49,554)      $   17,950
                                                                      ==========       ==========

     At January 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $186.9 million which expire from 2010 through 2013. In addition, the Company has net operating loss carryforwards for state income tax purposes of $356.4 million which expire from 1998 through 2013. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $7.8 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date.

7.   Stockholders' Equity
     At January 31, 1998, 15.9 million shares of common stock were reserved for issuance to employees, including officers and directors, and nonemployee agents, consultants and advisors, under stock incentive plans. These plans provide for the granting of incentive stock options, nonqualified stock options, stock bonuses, stock appreciation rights, cash bonus rights and performance units.
     Under the terms of the plans, the option price is determined by the Board of Directors at the time the option is granted. The option price for incentive stock options cannot be less than the fair value of the Company's stock on the date of grant. Nonqualified stock options may not be granted at less than 50% of the fair value on the date of grant.

     Stock Options--Activity under the plans was as follows (in thousands, except per share data):

                                                                               Fiscal Year Ended
                                              ------------------------------------------------------------------------
                                                 January 31, 1998       February 1, 1997          February 3, 1996
                                              ---------------------   ----------------------   -----------------------
                                                           Weighted                 Weighted                  Weighted
                                                            Average                  Average                   Average
                                                       Option Price             Option Price              Option Price
                                               Shares     Per Share     Shares     Per Share     Shares      Per Share
                                              -------  ------------   --------  ------------   --------   ------------
Outstanding at beginning of year                6,342     $   12.56      5,114     $   12.96      4,716        $ 12.95
  Granted                                       3,669         27.14      3,256         13.92        914          12.23
  Options added from acquired company           1,595          7.33
  Exercised                                    (2,738)        11.03       (246)         8.87       (274)          7.36
  Cancelled                                      (283)        13.21     (1,782)        16.71       (242)         16.24
                                              -------                  -------                 --------
Outstanding at end of year                      8,585         18.28      6,342         12.56      5,114          12.96
                                              =======     =========    =======     =========   ========   ============
Exercisable at end of year                      5,018     $   12.12      2,302     $   10.56      2,522        $ 10.56
                                              =======     =========    =======     =========   ========   ============
Weighted-average fair value of
  options granted during the year             $ 13.49                  $  4.48                 $  4.49
                                              =======                  =======                 =======

     Stock options granted in 1995, 1996, and 1997 expire in 10 years. The options vest over five years, 20 percent each year, beginning at the end of the first year. In conjunction with the Smith's Acquisition, option holders could elect to accelerate to the closing date of September 9, 1997 the vesting of previously unvested options. Accordingly, nearly all options outstanding became fully vested at the closing date. Options outstanding at Smith's became fully vested at the closing date and were converted at the exchange ratio into options exercisable in the Company's Common Stock expiring on the original terms.
     All stock options granted in 1995 and 1996 were granted at an amount equal to or greater than the fair market value on the date prior to the grant date. Accordingly, no compensation was recorded in 1995 and 1996. Compensation expense for options granted in 1997 at an amount below the fair market value was recorded for the amortization of the difference between the market value on the date of grant and the grant price. The amortization was determined on a straight-line basis over the vesting period. The amount charged to operations in 1997 was immaterial.
     The following table summarizes information concerning currently outstanding and exercisable options at January 31, 1998:

                                   Options Outstanding                            Options Exercisable
                  -----------------------------------------------------    ---------------------------------
    Range of               Number    Weighted Average          Weighted             Number          Weighted
    Exercise          Outstanding           Remaining           Average        Exercisable           Average
      Prices        (in thousands)   Contractual Life    Exercise Price      (in thousands)   Exercise Price
   ---------      ---------------   -----------------   ---------------    ---------------    --------------
   $ 3 to $9                1,283                 3.4            $ 7.04              1,256           $  7.12
    10 to 14                3,554                 7.3             12.76              2,783             12.47
    15 to 19                  950                 8.8             17.46                950             17.46
    20 to 29                1,839                 9.6             28.01                 29             20.63
    30 to 36                  959                10.0             35.94
                        ---------                                                ---------
     3 to 36                8,585                 7.6             18.28              5,018             12.12
                        =========                                                =========

     Shares available for option were 8.5 million as of January 31, 1998 and 1.9 million as of February 1, 1997. Of the shares available at January 31, 1998, 1.4 million shares have been approved for grant to employees of the companies that were acquired subsequent to the year end.
     The Company issued a replacement grant election program in 1996 that allowed stock option holders with options granted at more than $13.00 per share to reset the price at $13.00, on up to 1,968,000 options that were previously granted at prices ranging from $13.62 to $20.63. For those who elected to reset their option price to $13.00, the vesting period started over.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted at the market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value of the options at the date of grant, the Company's net income and income per share would have been reduced to the pro forma amounts below:

                                                                 Fiscal Year Ended
                                           -------------------------------------------------------------
                                             January 31, 1998     February 1, 1997     February 3, 1996
                                           -------------------  -------------------  -------------------
                                             Actual  Pro forma    Actual  Pro forma    Actual  Pro forma
                                           --------  ---------  --------  ---------  --------  ---------
Net income (in thousands)                  $ 12,094  $     230  $ 58,545  $  56,946  $ 30,286  $  30,078
Diluted net income per
  common share                                 0.17       0.00      1.05       1.02      0.53       0.53

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in each year:

                                                                                    Fiscal Year Ended
                                                                          ---------------------------------------
                                                                          January 31,   February 1,   February 3,
                                                                                 1998          1997          1996
                                                                          -----------   -----------   -----------
Weighted average expected volatility (based on historical volatility)          33.67%        34.97%       40.19%
Weighted average risk-free interest rate                                        6.10%         5.77%        6.01%
Expected term                                                                 5 years       5 years      5 years

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to stock options granted prior to 1995. It is anticipated that additional stock options will be granted in future years.
     Other Option--FMI Associates, which was the Company's principal shareholder in 1996, exercised an option in 1996 for the purchase of 3.1 million shares with an aggregate value of $5.1 million.
     Warrant--As part of the Smith's Acquisition, the Company converted a warrant for Smith's stock into a warrant for Fred Meyer stock. The warrant issued to Yucaipa is for the purchase of up to 3.9 million shares of Common Stock at an exercise price of $23.81 per share. Half of the warrant expires in 2005 and half expires in 2006. Additionally, at the option of Yucaipa, the warrant is exercisable without the payment of cash consideration. Under this condition, the Company will withhold upon exercise the number of shares having a market value equal to the aggregate exercise price from the shares issuable.
     Management Bonus--In 1996, the Company awarded a stock bonus to a corporate officer for 20,000 shares totaling $291,250. Shares vest annually over five years.
     In 1997, the Company awarded stock bonuses to corporate officers for 3,000 shares totaling $60,562 that vest annually over five years and 8,606 shares totaling $177,498 that vest annually over three years.
     Nonemployee Directors Stock Compensation Plan--In 1996, the Company purchased 25,116 shares of its common stock at market prices for the benefit of six of its nonemployee directors in lieu of a portion of current and future Board of Director fee payments. The shares total $400,103 and became fully vested in conjunction with the Smith's Acquisition.
     Stock Split--On September 5, 1997, the Executive Committee of the Board of Directors declared a two-for-one stock split, to be effected in the form of a 100% stock dividend. As a result, 43.9 million shares were issued on September 30, 1997 to shareholders of record on September 19, 1997. Par value remained at $.01 per share as a result of transferring $439,000 to common stock from additional paid-in capital.
     All references to the number of shares and to per share information in the consolidated financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis.

8.   Leases
     The Company leases or subleases property and equipment used in its operations. The terms of certain leases include renewal options, escalation clauses, percentage rents based on sales, or payment of executory costs such as property taxes, utilities, insurance and maintenance. Portions of certain properties are subleased to others for periods of from one to 20 years.

     At January 31, 1998, minimum rentals under noncancelable leases for future fiscal years were as follows (in thousands):

                                                      Operating   Capitalized          Less           Net
Fiscal Year                                              Leases        Leases     Subleases       Rentals
-----------                                         -----------   -----------   -----------   -----------
1998                                                $   150,912   $     8,968   $    35,896   $   123,984
1999                                                    146,195         9,044        33,551       121,688
2000                                                    140,397         8,639        31,134       117,902
2001                                                    138,119         7,689        29,031       116,777
2002                                                    130,117         6,758        27,024       109,851
Thereafter                                            1,390,052        94,392       293,526     1,190,918
                                                    -----------   -----------   -----------   -----------
Total                                               $ 2,095,792       135,490   $   450,162   $ 1,781,120
                                                    ===========                 ===========   ===========
Less imputed interest                                                  80,453
                                                                  -----------
Present value of minimum rental payments                               55,037
Less current portion                                                    2,652
                                                                  -----------
Capitalized lease obligations                                     $    52,385
                                                                  ===========

     Rent expense under operating leases, including executory costs, were as follows (in thousands):

                                                                   Fiscal Year Ended
                                                          ------------------------------------
                                                          January 31,  February 1,  February 3,
                                                                1998         1997         1996
                                                          ----------   ----------   ----------
Minimum rent expense                                      $  122,944   $   90,133   $   84,635
Contingent rent expense                                        1,596        1,467        1,264
Rent income from subleases                                   (21,433)     (15,453)     (14,147)
                                                          ----------   ----------   ----------
Net rent expense                                          $  103,107   $   76,147   $   71,752
                                                          ==========   ==========   ==========

     At January 31, 1998, deferred lease transactions consisted of unamortized gains on lease financing transactions and cumulative net excess of rent expense over cash rents. The gains on lease financing transactions included the differences between property held under capital leases and capital lease obligations at the time of amendments to the capital leases which resulted in the leases qualifying as operating leases and gains resulting from sale-leaseback transactions. The gains are being amortized over the remaining life of the respective leases. The excess rent expense over cash rents results from charging to operations the average rent over the primary lease term on leases with escalating rent payments.
     On February 4, 1997, in a series of transactions with MetLife, the Company purchased, for approximately $49.0 million, six stores previously leased from MetLife and an option to purchase parcels at 18 of the 29 stores the Company will continue to lease from MetLife. Additionally, the Company entered into new 25-year leases on these remaining 29 stores that will result in reduced rents for accounting purposes. A distribution center that was leased to the Company by MetLife was sold to a third party who leased the center to the Company at reduced rates.
     In 1996 and 1997, the Company completed sale-leaseback transactions on 13 stores. The proceeds from the transactions were used to repay outstanding indebtedness on credit lines and for general working capital purposes. The initial lease terms are for 21 to 23 years and are subject to renewal at the option of the Company. The annual rent obligation, including amortization of fees and deferred gain, is approximately $12.1 million.
     On September 9, 1997, the Company entered into a $270.0 million five-year operating lease facility which was used to replace the leases on 17 existing leased stores and to finance the construction of three new stores. Lease payments are based on LIBOR applied to the utilized portion of the facility. As of January 31, 1998, the Company had utilized $251.0 million on the facility.
     On January 28, 1998, the Company entered into a $53.0 million 90-day operating lease facility. Lease payments are based on LIBOR applied to the utilized portion of the facility. As of January 31, 1998, the Company had utilized $52.0 million on the facility.

9. Employee Benefit Plans
     Employees' Profit-sharing Plan--Profit-sharing contributions under this Plan, which covers nonunion employees of Fred Meyer Stores, are made to a trust fund held by a third-party trustee. Contributions are based on the Company's pretax income, as defined, at rates determined by the Board of Directors and are not to exceed amounts deductible under applicable provisions of the Internal Revenue Code. In 1994, the Company added an annual 1% basic contribution to all eligible employees' accounts subject to normal plan vesting. The Company expensed $9.1 million in 1997, $7.7 million in 1996, and $6.4 million in 1995 for these contributions.
     Multiemployer Pension Plans--The Company contributes to multiemployer pension plan trusts at specified rates in accordance with collective bargaining agreements. Contributions to the trusts were $12.3 million in 1997, $10.4 million in 1996, and $9.9 million in 1995. The Company's relative positions in these plans with respect to the actuarial present value of the accumulated benefit obligation and the projected benefit obligation, net assets available for benefits and the assumed rates of return used by the plans are not determinable.
     Employee Stock Purchase Plan--The Company has a noncontributory employee stock purchase plan that allows employees to purchase stock in the Company at market prices via payroll deductions. The Company pays all brokerage fees associated with the purchase of the stock and administrative fees. The Company also pays a ten percent cash bonus at year end based on the number of shares purchased and held during the previous calendar year and the market price at year end. The plan is available to all employees over age 18 who have completed six months of continuous employment with the Company.
     Supplemental Retirement Program--The Company has a supplemental retirement program for senior management, selected vice presidents and selected key individuals. Program provisions are as follows:
     Senior Management--The plan is funded with life insurance contracts on the lives of the participants. The Company is the owner of the contracts and made annual contributions per participant of $35,000 in 1997 and $25,000 in 1996 and 1995. Total contributions were $865,000 in 1997, $400,000 in 1996, and $350,000 in 1995. Retirement age under the plan is normally 62 with an alternative age of 65, at which point the Company will make 15 annual benefit payments to the executive.
     Selected Vice Presidents and Selected Key Individuals--The Company will contribute annually a percentage of each participant's gross salary. The plan is funded with life insurance contracts on participants age 54 and younger and variable annuity contracts for participants age 55 and older. Each participant is the owner of his/her respective contract.

     Pension Plan--The Company maintains a defined benefit pension plan for all permanent, nonunion employees of Smith's which provides for normal retirement at age 65. Employees are eligible to join when they complete at least one year of service and have reached age 21. The benefits are based on years of service and stated amounts associated with those years of service. The Company's current funding policy is to contribute annually up to the maximum amount deductible for federal income tax purposes. Net pension cost charged to operations from the date of acquisition to year end includes the following components (in thousands):

                                                                                   Fiscal Year Ended
                                                                                    January 31, 1998
                                                                                   -----------------
Service cost - present value of benefits earned during the period                            $ 1,066
Interest cost on projected benefit obligation                                                  1,184
Actual return on plan assets                                                                  (1,658)
Net amortization and deferral                                                                   (318)
                                                                                             -------
Net pension cost                                                                             $   274
                                                                                             =======

     The following table presents the plan's funded status and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                                         January 31,
                                                                                                1998
                                                                                         -----------
Actuarial present value of accumulated benefits based on service rendered to date:
  Vested                                                                                    $ 44,014
  Non-vested                                                                                   2,044
                                                                                            --------
                                                                                              46,058
Fair value of plan assets (primarily in equity and fixed income funds)                        58,266
                                                                                            --------
Fair value of plan assets in excess of projected benefit obligation                           12,208
Unrecognized net loss                                                                          4,897
                                                                                            --------
Net prepaid pension cost                                                                    $ 17,105
                                                                                            ========

     The weighted average discount rate used to determine the actuarial present value of the projected benefit obligation was 7%. The expected long-term rate of return on plan assets was 9%.

10.  Other Postretirement Benefits
     For employees who qualified prior to January 1, 1994, the Company sponsored a retiree health plan for postretirement health care coverage with eligibility requirements and benefits varying by region of the Company.
     Under this plan, the Company contributes 100% of the premiums of the basic plan for retired salaried employees qualifying under eligibility requirements which specify minimum age and years of continuous service at age 60 with 25 years of service, age 62 with 20 years of service and age 65 with 15 years of service.
     For retired salaried and hourly employees between the ages of 62 to 65 years and having completed minimum continuous service of 15 years, the retiree pays premiums at current employee rates.
     As of January 1, 1994, the Company changed the eligibility requirements and benefits available under the retiree health plan. For all salaried and non-union hourly employees in all regions who retire after January 1, 1994, eligibility requirements changed to a minimum of 60 years of age with 10 years of continuous service. Under the revised plan, the retiree pays premiums at current employee rates.

     The following table sets forth the plan's funded status, reconciled with the amount shown in the Company's balance sheets (in thousands):

                                                                                      January 31,  February 1,
                                                                                            1998         1997
                                                                                      ----------   ----------
Accumulated postretirement benefit obligation:
  Current retirees                                                                    $    1,362   $    1,289
  Fully eligible plan participants                                                           891          877
  Other active plan participants                                                           5,153        3,598
                                                                                      ----------   ----------
Accumulated postretirement benefit obligation in excess of plan assets                     7,406        5,764
Unrecognized transition obligation                                                        (1,169)      (1,253)
Unrecognized prior service cost                                                             (241)        (283)
Unrecognized net gain/(loss)                                                                (610)         257
                                                                                      ----------   ----------
Accrued postretirement benefit cost                                                   $    5,386   $    4,485
                                                                                      ==========   ==========
Weighted average discount rate                                                               6.8%         8.0%
                                                                                      ==========   ==========

     Net periodic postretirement benefit cost included the following components:

                                                                                        Fiscal Year Ended
                                                                                      -----------------------
                                                                                      January 31,  February 1,
                                                                                            1998         1997
                                                                                      ----------   ----------
  Service cost--benefits attributed to service during the period                      $      454   $      411
  Interest cost on accumulated postretirement benefit obligation                             455          410
  Amortization of transition obligation over 20 years                                        125          125
                                                                                      ----------   ----------
Net periodic postretirement benefit cost                                              $    1,034   $      946
                                                                                      ==========   ==========

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were as follows:
     Under Medicare Retirement Age--6% for one year, then grading down to 4.5% by the year 2001, and
     Medicare Retirement Age and Over--5% for one year, then grading down to 4.5% in 1999.
     The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $1.1 million at January 31, 1998 and February 1, 1997 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $191,000 in 1997 and $169,000 in 1996.

11.  Estimated Fair Value of Financial Instruments

     The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies as shown below. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could actually realize.
     Management is not aware of any factors that would significantly change the estimated fair value amounts shown below. A comprehensive revaluation for purposes of these financial statements has not been performed since January 31, 1998, and current estimates of fair value may differ from the amounts presented herein. The Company is not subjected to a concentration of credit risk.
     Cash and Cash Equivalents, Receivables, Prepaid Expenses and Other Current Assets, Other Long-term Assets, Outstanding Bank Overdrafts and Accounts Payable--The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-term Debt and Interest Rate Agreements--The amount of long-term debt included in the balance sheet approximates its fair value at January 31, 1998. The fair value of notes, mortgages and real estate assessments payable is estimated by discounting expected future cash flows. The discount rate used is the rate currently available to the Company for issuance of debt with similar terms and remaining maturities. The amounts for commercial paper and bid lines of credit under the revolving credit agreement (see Note 5) approximates fair value at January 31, 1998.
     The fair value of interest rate or rent rate swap and cap agreements is the estimated settlement amount. At January 31, 1998, the Company could settle the various swap agreements at a loss of $699,000 and various cap agreements at a loss of $525,000. The value is determined based on the notional amount of each cap and swap, its term and the difference in rates between the date of measurement and when the cap or swaps were initiated.

12.  Commitments and Contingencies

     The Company and its subsidiaries are parties to various legal claims, actions and complaints, certain of which involve material amounts. Although the Company is unable to predict with certainty whether or not it will ultimately be successful in these legal proceedings or, if not, what the impact might be, management presently believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

13.  Subsequent Events

     On November 6, 1997, the Company entered into separate merger agreements with Quality Food Centers, Inc. ("QFC"), a supermarket chain operating 89 stores in the Seattle/Puget Sound region of Washington state and 56 Hughes Family Market stores in Southern California, and Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating 409 stores primarily in Southern California and Northern California.
     QFC Acquisition. At the closing on March 9, 1998, QFC became a wholly-owned subsidiary of the Company. The Company issued 41.2 million shares of common stock of the Company, representing 1.9 shares of common stock of the Company for each outstanding share of QFC common stock. The acquisition will be accounted for under the pooling-of-interest method of accounting. The accompanying financial statements do not reflect any adjustments as a result of the QFC Acquisition.
     The following pro forma information presents the combined historical results of the Company and QFC assuming the Company and QFC have always been one company (in thousands, except per share data):

                                                                       Fiscal Year Ended
                                                           ---------------------------------------
                                                            January 31,   February 1,   February 3,
                                                                  1998          1997          1996
                                                           -----------   -----------   -----------
Net sales                                                  $ 7,359,202   $ 4,530,120   $ 4,152,574
Income before extraordinary charge                             143,311        83,963        50,502
Net income                                                      52,101        83,963        50,502
Diluted earnings per common share:
  Income before extraordinary charge                              1.31          1.00          0.58
  Net income                                                      0.48          1.00          0.58

     The pro forma financial information does not reflect anticipated annualized operating savings or adjustments for acquisitions made by both the Company and QFC during the most recent fiscal year as if such acquisitions occurred at the beginning of each period presented.
     Ralphs/Food 4 Less Acquisition. At the closing on March 10, 1998, Ralphs/Food 4 Less became a wholly-owned subsidiary of the Company. The Company issued 21.7 million shares of common stock of the Company for all of the equity interests of Ralphs/Food 4 Less. The acquisition will be accounted for under the purchase method of accounting. The accompanying financial statements do not reflect any adjustments as a result of the Ralphs/Food 4 Less Acquisition.
     Debt Refinancing. In conjunction with the acquisitions, the Company entered into new financing arrangements that refinanced a substantial portion of the Company's principal debt facilities and indebtedness assumed in the acquisitions of QFC and Ralphs/Food 4 Less. The new credit facilities include a public issue of $1.75 billion senior unsecured notes and bank credit facilities which include a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term note. The unsecured notes were issued with $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38%, and $750 million of ten-year notes at 7.45%. At closing on March 11,

1998, the Company utilized $2.765 billion of the bank credit facilities. An additional $403 million was used to support the Company's commercial paper program. The remaining $332 million was available at March 11, 1998 for general corporate purposes. A commitment fee of .30% will be charged on the unused portion of the five-year revolving credit agreement. Interest on the revolving credit agreement and term notes will be at the Adjusted LIBOR plus a margin of 1.0%.
     In addition to the new credit facilities, the Company entered into a $500 million five-year operating lease facility which refinanced $303 million in existing lease financing facilities. The balance of this lease facility will be used for land and construction costs for new stores.

14. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

                                                            First       Second        Third    Fourth (1)       Total
                                                       ----------   ----------   ----------   ----------   ----------
Fiscal 1997
Net sales                                              $1,193,936   $  957,015   $1,460,372   $1,869,764   $5,481,087
Gross margin                                              355,421      288,659      432,525      558,946    1,635,551
Income from operations                                     34,993       40,808       55,485      117,987      249,273
Income before extraordinary charge                         13,259       19,120       18,277       52,648      103,304
Extraordinary charge                                                                (91,210)                  (91,210)
Net income (loss)                                          13,259       19,120      (72,933)      52,648       12,094
Basic earnings per common share:
  Income before extraordinary charge/2                 $     0.25   $     0.36   $     0.23   $     0.60   $     1.54
  Extraordinary charge                                                                (1.16)                    (1.36)
                                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)/2                                  $     0.25   $     0.36   $    (0.93)  $     0.60   $     0.18
                                                       ==========   ==========   ==========   ==========   ==========
  Weighted average number
    of shares outstanding                                  53,049       53,433       78,517       88,376       67,168
                                                       ==========   ==========   ==========   ==========   ==========
Diluted earnings per common share:
  Income before extraordinary charge/2                 $     0.24   $     0.34   $     0.22   $     0.56   $     1.46
  Extraordinary charge                                                                (1.11)                    (1.29)
                                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)/2                                  $     0.24   $     0.34   $    (0.89)  $     0.56   $     0.17
                                                       ==========   ==========   ==========   ==========   ==========
  Weighted average number
    of shares outstanding                                  55,256       56,090       82,315       93,894       70,609
                                                       ==========   ==========   ==========   ==========   ==========


                                                            First       Second        Third    Fourth (3)       Total
                                                       ----------   ----------   ----------   ----------   ----------
Fiscal 1996
Net sales                                              $1,040,028   $  853,914   $  835,142   $  995,755   $3,724,839
Gross margin                                              302,072      255,386      244,427      303,642    1,105,527
Income from operations                                     28,336       33,651       18,472       53,401      133,860
Net income                                                  9,444       15,173        6,292       27,636       58,545
Basic earnings per common share:
  Net income/4                                         $     0.18   $     0.28   $     0.12   $     0.55   $     1.12
                                                       ==========   ==========   ==========   ==========   ==========
  Weighted average number
    of shares outstanding                                  53,412       53,444       50,769       50,576       52,155
                                                       ==========   ==========   ==========   ==========   ==========
Diluted earnings per common share:
  Net income/4                                         $     0.17   $     0.26   $     0.11   $     0.52   $     1.05
                                                       ==========   ==========   ==========   ==========   ==========
  Weighted average number
    of shares outstanding                                  56,919       57,264       55,224       53,337       55,781
                                                       ==========   ==========   ==========   ==========   ==========

     1 The LIFO adjustment in the fourth quarter of 1997 increased gross margin and income from operations by $9,417, income before extraordinary charge and net income by $5,814 and diluted earnings per common share by $.06.
     2 In 1997, the sum of the four quarters earnings per common share does not equal the annual amount due to the acquisition of Smith's and the two-for-one stock split in the third quarter.
     3 The LIFO adjustment in the fourth quarter of 1996 increased gross margin and income from operations by $5,386, net income by $3,339 and diluted earnings per common share by $.06.
     4 In 1996, the sum of the four quarters earnings per common share does not equal the annual amount due to the purchase by the Company in October 1996 of 4,400 shares of its common stock.

Management's Report on Responsibility for Financial Statements
--------------------------------------------------------------

     The management of Fred Meyer, Inc. has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

     The Company's financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings.

     Management has established and maintains an internal control structure that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The internal control structure provides for the appropriate division of responsibility, which is monitored for compliance.

     The Company maintains an internal auditing program that assesses the effectiveness of the internal control structure and recommends improvements.

     Deloitte & Touche LLP also considered the internal control structure in connection with its audit. Management has considered the internal auditors' and Deloitte & Touche LLP's recommendations concerning the Company's internal control structure and has taken the appropriate actions to respond to these recommendations.

     The Company's principles of business conduct address, among other things, potential conflicts of interests and compliance with laws, including those relating to financial disclosure and the confidentiality of proprietary information.

     The Board of Directors pursues its responsibility for the quality of the Company's financial reporting primarily through its Audit Committee, which is comprised of outside directors. The Audit Committee meets approximately three times a year with management, the corporate internal audit manager, and the independent auditors to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and accounting and financial reporting. The corporate internal audit manager and independent auditors have unrestricted access to the Audit Committee.




David R. Jessick
Senior Vice President, Finance and Chief Financial Officer

Independent Auditors' Report
----------------------------

     To the Shareholders and Board of Directors of Fred Meyer, Inc.:

     We have audited the accompanying consolidated balance sheets of Fred Meyer, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fred Meyer, Inc. and subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Portland, Oregon
March 11, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

     Not applicable.

                                    Part III
--------------------------------------------------------------------------------


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4A of
Part I of this Report.


Item 11. Executive Compensation.
--------------------------------

     Information with respect to executive compensation is included under "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference, except for items appearing under the subheadings "Compensation Committee Report on Executive Compensation" and "Comparison of Five Year Cumulative Total Return" which are not incorporated herein.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Stockholders" and "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     Information required by this item is included under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     Part IV
--------------------------------------------------------------------------------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

     (a)(1) Financial Statements.

          The information required by this item is listed in Item 8, Part II of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules.

          All schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes thereto.

(a)(3) Exhibits.

     2A Agreement and Plan of Merger among Quality Food Centers, Inc., Q-Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix A to the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

     2B Agreement and Plan of Merger among Food 4 Less Holdings, Inc., FFL Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix B to the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

     2C Agreement and Plan of Reorganization and Merger by and between Smith's Food & Drug Centers, Inc. and Fred Meyer, Inc. dated as of May 11, 1997. Incorporated by reference to Appendix A to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-32927, filed on August 6, 1997.

     3A Restated Certificate of Incorporation of Fred Meyer, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

     3B Bylaws of Fred Meyer, Inc. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

     4A Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-32927, filed on August 6, 1997.

     4B-1 Guarantee, dated as of March 11, 1998, made by the Guarantors referred to therein in favor of Bankers Trust Company, as Administrative Agent and Collateral Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions Identified as Investors in the Participation Agreement, as Investors.

     4B-2 Participation Agreement among Fred Meyer, Inc., as Lessee and as Construction Agent, FMS Trust 1997-1, a Delaware business trust, as Lessor, Wilmington Trust Company, not in its individual capacity, except as expressly specified therein, but solely as Owner Trustee under the FMS Trust 1997-1, the Investors party to the Trust Agreement, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Lenders Parties thereto, dated as of March 11, 1998; Chase Securities Inc. and BT Alex. Brown, as Arrangers.

     4B-3 Lease, Security Agreement and Financing Statement between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee under the FMS Trust 1997-1, as Lessor, and Fred Meyer, Inc., dated as of March 11, 1998.

     4B-4 Construction Agency Agreement, dated as of March 11, 1998, between FMS Trust 1997-1, a Delaware business trust, and Fred Meyer, Inc., a Delaware corporation.

     4B-5 Credit Agreement among FMS Trust 1997-1, as Borrower, The Several Lenders from Time to Time Parties Thereto, Bankers Trust Company, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent, dated as of March 11, 1998.

     4B-6 Lessee Guarantee, dated as of March 11, 1998, made by Fred Meyer, Inc., as Lessee Guarantor, in favor of FMS Trust 1997-1, as Lessor, Bankers Trust Company, as Administrative Agent, The Chase Manhattan

            Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions as Investors in the Participation Agreement Therein, as Investors.

     4B-7 Pledge Agreement, dated as of March 11, 1998, entered into by Fred Meyer, Inc., a Delaware corporation, and each of the undersigned subsidiaries of Fred Meyer, Inc. in favor of Bankers Trust Company, as administrative agent and collateral agent, for the Beneficiaries.

     4B-8 Intercreditor and Collateral Agency Agreement, dated as of March 11, 1998, among Bankers Trust Company, as Administrative Agent under the Loan Agreement, as Administrative Agent under the Synthetic Lease Facility, and as Collateral Agent, Fred Meyer, Inc. and the Subsidiary Pledgors.

     4B-9 Subsidiary Guarantee, dated as of March 11, 1998, executed by each of the Guarantors listed on the signature page thereof for the benefit of Bankers Trust Company, as Administrative Agent under the Loan Agreement, and each Lender named therein.

     4B-10 $3,500,000,000 Loan Agreement, dated as of March 11, 1998, among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto; Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent; Chase Securities Inc. and BT Alex. Brown, as Arrangers.

     4C-1 Notes Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First National Bank of Chicago, Trustee. Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, as amended, No. 333-44537, filed on January 20, 1998.

     4C-2 Notes First Supplemental Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First National Bank of Chicago, Trustee. Incorporated by reference to
            Exhibit 4.2 to the Company's Current Report on Form 8-K, dated March 4, 1998, SEC File No. 1-13339.

     4D-1 Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto.

     4D-2 Amendment to Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto.

     4E Registration Rights Agreement dated March 9, 1998 between Fred Meyer, Inc. and the signatories thereto.

     4F Registration Rights Agreement dated March 10, 1998 between Fred Meyer, Inc. and the signatories thereto.

            Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

   *10A-1 Fred Meyer, Inc. 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended January 28, 1989, SEC File No. 0-15023.

   *10A-2 Amended Fred Meyer, Inc. 1990 Stock Incentive Plan. Incorporated by reference to Exhibit 22 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995, SEC File No. 0-15023.

   *10A-3 Fred Meyer, Inc. 1997 Stock Incentive Plan. Incorporated by reference to Appendix I to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

   *10A-4 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 333-19913, filed on January 16, 1997.

   *10A-5 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 33-69514, filed on September 28, 1993.

   *10A-6.1 Smith's Food & Drug Centers, Inc. Amended and Restated 1989 Stock
            Option Plan. Incorporated by reference to Exhibit 10.1 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1991, SEC File No. 1-10252.

   *10A-6.2 First Amendment to the Amended and Restated 1989 Stock Option Plan dated as of February 7, 1995.

            Incorporated by reference to Exhibit 10.2 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 1-10252.

   *10B.    Fred Meyer, Inc. Bonus Plan Description, as amended.

   *10C Form of Executive Severance Agreement among Fred Meyer, Inc. and certain executive officers. Incorporated by reference to Exhibit
            10.1 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

   *10D Non-Employee Directors' Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated September 9, 1997, SEC File No. 1-13339.

   *10E Form of contract for Senior Executive Long-Term Disability Program. Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended January 30, 1993, SEC File No. 0-15023.

   *10F Fred Meyer, Inc. Supplemental Income Plan dated January 1, 1994. Incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended January 29, 1994, SEC File No. 0-15023.

   *10G Employment Agreement between Fred Meyer, Inc. and Robert G. Miller, as amended. Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

   *10H Form of Employment Agreement among Smith's Food & Drug Centers, Inc. and certain executive officers.

   *10I Employment Agreement, dated as of September 1, 1996, by and between Quality Food Centers,' Inc. and Dan Kourkoumelis. Incorporated by reference to Exhibit 99.8 to Quality Food Centers, Inc.'s Current Report on Form 8-K/A, dated November 12, 1996, SEC File No. 0-15590.

   *10J Amended Employment Agreement, dated as of October 15, 1997, by and between Quality Food Centers, Inc. and Dan Kourkoumelis. Incorporated by reference to Exhibit 10.8a to Quality Food Centers, Inc.'s Form 10-K for the fiscal year ended December 27, 1997, SEC File No. 0-15590.

   *10K Fred Meyer, Inc. Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T to the Company's Annual Report on Form 10-Q for the quarter ended November 4, 1995, SEC File No. 1-11274.

   10L Management Services Agreement dated September 9, 1997 between Fred Meyer, Inc. and The Yucaipa Companies.

   10M Yucaipa Warrant Agreement. Incorporated by reference to Exhibit 10.3 to Smith's Food and Drug Centers, Inc.'s Registration Statement on Form S-3, No. 333-14953, filed on October 28, 1996. Supplemental Warrant, dated as of September 9, 1997 among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and The Yucaipa Companies. Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

   *10N Employment Agreement dated as of June 14, 1995 between Food 4 Less Holdings, Inc., Ralphs Grocery Company and George G. Golleher. Incorporated by reference to Exhibit 10.11 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995, SEC File No. 33-59212.

   *10O-1 Ralphs Grocery Company Retirement Supplement Plan, effective as of January 1, 1994. Incorporated by reference to Exhibit 10.15.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

   *10O-2 Amendment to the Retirement Supplement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit 10.15.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

   *10O-3 Second Amendment to the Retirement Supplement Plan, effective as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Retirement Supplement Plan. Incorporated by reference to Exhibit 10.15.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

   *10P-1 Ralphs Grocery Company Supplemental Executive Retirement Plan, amended and restated as of April 9, 1994. Incorporated by reference to Exhibit 10.16.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

   *10P-2 Amendment to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit 10.16.2 of Ralphs Grocery Company's Annual

            Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

   *10P-3 Second Amendment to the Supplemental Executive Retirement Plan, dated as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.16.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

   *10P-4 Third Amendment to the Ralphs Grocery Company Supplemental Executive Retirement Plan, effective as of July 1, 1995. Incorporated by reference to Exhibit 10.16.4 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

   *10Q     Quality Food Centers, Inc. Deferred Compensation Plan, as amended.

    11      Statement Re Computation of Per Share Earnings.

    12      Statement Re Computation of Ratios.

    21      List of Subsidiaries.

    23      Consent of Deloitte & Touche LLP.

    24      Powers of Attorney.

    27A     Financial Data Schedule.

    27B     Restated Financial Data Schedule for fiscal years 1996 and 1995.

    27C     Restated Financial Data Schedule for each fiscal quarter of 1996.

    27D     Restated Financial Data Schedule for each fiscal quarter of 1997.

    * This Exhibit constitutes a management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K.

     A report on Form 8-K dated November 6, 1997 was filed by the Company on November 14, 1997 to report under Item 5 the merger agreements between the Company and Quality Food Centers, Inc. and Food 4 Less Holdings, Inc.

Signatures
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: April 27, 1998              FRED MEYER, INC.


                                       By  DAVID R. JESSICK
                                           -------------------------------------
                                           David R. Jessick
                                           Senior Vice President and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 1998.

     Signature                                         Title

(1)  Principal Executive Officer
    *ROBERT G. MILLER                  President and Chief Executive Officer
     -----------------------------
     Robert G. Miller

(2)  Principal Financial and Accounting
     Officer
     DAVID R. JESSICK                  Senior Vice President and Chief Financial
     -----------------------------     Officer
     David R. Jessick

(3)  Directors
    *RONALD W. BURKLE                  Director
     -----------------------------
     Ronald W. Burkle

    *ROBERT D. BEYER                   Director
     -----------------------------
     Robert D. Beyer

    *VIVIAN A. BULL                    Director
     -----------------------------
     Vivian A. Bull

    *JAMES J. CURRAN                   Director
     -----------------------------
     James J. Curran

    *A.M. GLEASON                      Director
     -----------------------------
     A.M. Gleason

    *CARLTON J. JENKINS                Director
     -----------------------------
     Carlton J. Jenkins

    *BRUCE KARATZ                      Director
     -----------------------------
     Bruce Karatz

    *JOHN G. KING                      Director
     -----------------------------
     John G. King

    *ROGER S. MEIER                    Director
     -----------------------------
     Roger S. Meier

    *MARC RAPAPORT                     Director
     -----------------------------
     Marc Rapaport

    *STEVEN R. ROGEL                   Director
     -----------------------------
     Steven R. Rogel

    *STUART M. SLOAN                   Director
     -----------------------------
     Stuart M. Sloan

    *JEFFREY P. SMITH                  Director
     -----------------------------
     Jeffrey P. Smith

    *BERTRAM R. ZWEIG                  Director
     -----------------------------
     Bertram R. Zweig


                                       *By  ROGER A. COOKE
                                            ------------------------------------
                                            Roger A. Cooke
                                            As Attorney in Fact

                                 EXHIBIT INDEX

Exhibit                                                               Sequential
  No.      Description                                                 Page No.
-------    -----------                                                ----------

  2A Agreement and Plan of Merger among Quality Food Centers, Inc., Q-Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix A to the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

  2B Agreement and Plan of Merger among Food 4 Less Holdings, Inc., FFL Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix B to the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

  2C Agreement and Plan of Reorganization and Merger by and between Smith's Food & Drug Centers, Inc. and Fred Meyer, Inc. dated as of May 11, 1997. Incorporated by reference to Appendix A to the Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-32927, filed on August 6, 1997.

  3A Restated Certificate of Incorporation of Fred Meyer, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

  3B       Bylaws of Fred Meyer, Inc. Incorporated by reference to
           Exhibit 3.2 to the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

  4A       Specimen Stock Certificate. Incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-32927, filed on August 6, 1997.

  4B-1 Guarantee, dated as of March 11, 1998, made by the Guarantors referred to therein in favor of Bankers Trust Company, as Administrative Agent and Collateral Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions Identified as Investors in the Participation Agreement, as Investors.

  4B-2 Participation Agreement among Fred Meyer, Inc., as Lessee and as Construction Agent, FMS Trust 1997-1, a Delaware business trust, as Lessor, Wilmington Trust Company, not in its individual capacity, except as expressly specified therein, but solely as Owner Trustee under the FMS Trust 1997-1, the Investors party to the Trust Agreement, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Lenders Parties thereto, dated as of March 11, 1998; Chase Securities Inc. and BT Alex. Brown, as Arrangers.

  4B-3 Lease, Security Agreement and Financing Statement between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee under the FMS Trust 1997-1, as Lessor, and Fred Meyer, Inc., dated as of March 11, 1998.

  4B-4 Construction Agency Agreement, dated as of March 11, 1998, between FMS Trust 1997-1, a Delaware business trust, and Fred Meyer, Inc., a Delaware corporation.

  4B-5 Credit Agreement among FMS Trust 1997-1, as Borrower, The Several Lenders from Time to Time Parties Thereto, Bankers Trust Company, as Administrative Agent and The Chase
           Manhattan Bank, as Syndication Agent, dated as of March 11,
           1998.

  4B-6 Lessee Guarantee, dated as of March 11, 1998, made by Fred Meyer, Inc., as Lessee Guarantor, in favor of FMS Trust 1997-1, as Lessor, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions as Investors in the Participation Agreement Therein, as Investors.

  4B-7 Pledge Agreement, dated as of March 11, 1998, entered into by Fred Meyer, Inc., a Delaware corporation, and each of the undersigned subsidiaries of Fred Meyer, Inc. in favor of Bankers Trust Company, as administrative agent and collateral agent, for the Beneficiaries.

  4B-8 Intercreditor and Collateral Agency Agreement, dated as of March 11, 1998, among Bankers Trust Company, as
           Administrative Agent under the Loan Agreement, as
           Administrative Agent under the Synthetic Lease Facility, and as Collateral Agent, Fred Meyer, Inc. and the
           Subsidiary Pledgors.

  4B-9 Subsidiary Guarantee, dated as of March 11, 1998, executed by each of the Guarantors listed on the signature page thereof for the benefit of Bankers Trust Company, as Administrative Agent under the Loan Agreement, and each Lender named therein.

  4B-10 $3,500,000,000 Loan Agreement, dated as of March 11, 1998, among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto; Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent; Chase Securities Inc. and BT Alex. Brown, as Arrangers.

  4C-1 Notes Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First
           National Bank of Chicago, Trustee. Incorporated by reference to Exhibit 4 to the Company's Registration
           Statement on Form S-3, as amended, No. 333-44537, filed on January 20, 1998.

  4C-2 Notes First Supplemental Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First National Bank of Chicago, Trustee. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, dated March 4, 1998, SEC File No. 1-13339.

  4D-1 Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto.

  4D-2 Amendment to Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto.

  4E Registration Rights Agreement dated March 9, 1998 between Fred Meyer, Inc. and the signatories thereto.

  4F Registration Rights Agreement dated March 10, 1998 between Fred Meyer, Inc. and the signatories thereto.

           Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

  *10A-1   Fred Meyer, Inc. 1983 Stock Option Plan, as amended.
           Incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended January 28, 1989, SEC File No. 0-15023.

  *10A-2   Amended Fred Meyer, Inc. 1990 Stock Incentive Plan.
           Incorporated by reference to Exhibit 22 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 12, 1995, SEC File No. 0-15023.

  *10A-3 Fred Meyer, Inc. 1997 Stock Incentive Plan. Incorporated by reference to Appendix I to Exhibit 99.1 to Fred Meyer's Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

  *10A-4 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. Incorporated by reference to
           Exhibit 10.1 to Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 333-19913, filed on January 16, 1997.
  *10A-5 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 33-69514, filed on September 28, 1993.

  *10A-6.1 Smith's Food & Drug Centers, Inc. Amended and Restated 1989
           Stock Option Plan. Incorporated by reference to Exhibit
           10.1 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1991, SEC File No. 1-10252.

  *10A-6.2 First Amendment to the Amended and Restated 1989 Stock
           Option Plan dated as of February 7, 1995. Incorporated by reference to Exhibit 10.2 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 1-10252.

  *10B.    Fred Meyer, Inc. Bonus Plan Description, as amended.

  *10C Form of Executive Severance Agreement among Fred Meyer, Inc. and certain executive officers. Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

  *10D     Non-Employee Directors' Deferred Compensation Plan.
           Incorporated by reference to Appendix J to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated September 9, 1997, SEC File No. 1-13339.

  *10E Form of contract for Senior Executive Long-Term Disability Program. Incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended January 30, 1993, SEC File No. 0-15023.

  *10F Fred Meyer, Inc. Supplemental Income Plan dated January 1, 1994. Incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended January 29, 1994, SEC File No. 0-15023.

  *10G Employment Agreement between Fred Meyer, Inc. and Robert G. Miller, as amended. Incorporated by reference to Exhibit
           10.11 of the Company's Form 10-Q for the quarter ended
           November 8, 1997, SEC File No. 1-13339.

  *10H     Form of Employment Agreement among Smith's Food & Drug
           Centers, Inc. and certain executive officers.

  *10I Employment Agreement, dated as of September 1, 1996, by and between Quality Food Centers,' Inc. and Dan Kourkoumelis. Incorporated by reference to Exhibit 99.8 to Quality Food Centers, Inc.'s Current Report on Form 8-K/A, dated
           November 12, 1996, SEC File No. 0-15590.

  *10J Amended Employment Agreement, dated as of October 15, 1997, by and between Quality Food Centers, Inc. and Dan
           Kourkoumelis. Incorporated by reference to Exhibit 10.8a to Quality Food Centers, Inc.'s Form 10-K for the fiscal year ended December 27, 1997, SEC File No. 0-15590.

  *10K Fred Meyer, Inc. Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T to the Company's Annual Report on Form 10-Q for the quarter ended November 4, 1995, SEC File No. 1-11274.

  10L Management Services Agreement dated September 9, 1997 between Fred Meyer, Inc. and The Yucaipa Companies.

  10M      Yucaipa Warrant Agreement. Incorporated by reference to
           Exhibit 10.3 to Smith's Food and Drug Centers, Inc.'s Registration Statement on Form S-3, No. 333-14953, filed on October 28, 1996. Supplemental Warrant, dated as of September 9, 1997 among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and The Yucaipa Companies. Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

  *10N Employment Agreement dated as of June 14, 1995 between Food 4 Less Holdings, Inc., Ralphs Grocery Company and George G. Golleher. Incorporated by reference to Exhibit 10.11 of Food 4 Less Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 16, 1995, SEC File No. 33-59212.

  *10O-1 Ralphs Grocery Company Retirement Supplement Plan, effective as of January 1, 1994. Incorporated by reference to Exhibit 10.15.1 of Ralphs Grocery Company's Annual
           Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

  *10O-2 Amendment to the Retirement Supplement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit
           10.15.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

  *10O-3 Second Amendment to the Retirement Supplement Plan, effective as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Retirement Supplement Plan. Incorporated by reference to Exhibit
           10.15.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

  *10P-1 Ralphs Grocery Company Supplemental Executive Retirement Plan, amended and restated as of April 9, 1994.
           Incorporated by reference to Exhibit 10.16.1 of Ralphs
           Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

  *10P-2   Amendment to the Amended and Restated Supplemental
           Executive Retirement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit 10.16.2 of Ralphs
           Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

  *10P-3 Second Amendment to the Supplemental Executive Retirement Plan, dated as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Supplemental Executive Retirement Plan. Incorporated by reference to
           Exhibit 10.16.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

  *10P-4 Third Amendment to the Ralphs Grocery Company Supplemental Executive Retirement Plan, effective as of July 1, 1995. Incorporated by reference to Exhibit 10.16.4 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

  *10Q Quality Food Centers, Inc. Deferred Compensation Plan, as amended.

  11       Statement Re Computation of Per Share Earnings.

  12       Statement Re Computation of Ratios.

  21       List of Subsidiaries.

  23       Consent of Deloitte & Touche LLP.

  24       Powers of Attorney.

  27A      Financial Data Schedule.

  27B      Restated Financial Data Schedule for fiscal years 1996 and 1995.

  27C      Restated Financial Data Schedule for each fiscal quarter of 1996.

  27D      Restated Financial Data Schedule for each fiscal quarter of 1997.

   * This Exhibit constitutes a management contract or compensatory plan or arrangement