Form 10-Q
period 1998-05-23
FRED MEYER INC
filed 1998-07-07
CIK 1043273

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 23, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13339

                                FRED MEYER, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           91-1826443
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

       3800 SE 22nd Avenue
         Portland, Oregon                                        97202
 (Address of principal executive                               (Zip Code)
            offices)

                                 (503) 232-8844
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of Common Stock outstanding at June 6, 1998: 151,633,382





================================================================================

                                Table of Contents
--------------------------------------------------------------------------------

Items of Form 10-Q                                                          Page

Part I - FINANCIAL INFORMATION

      Item 1    Financial Statements ........................................  3

      Item 2    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 11

      Item 3    Quantitative and Qualitative Disclosures About Market Risk... 16


Part II - OTHER INFORMATION

      Item 4    Submission of Matters to a Vote of Security Holders ......... 16

      Item 6    Exhibits and Reports on Form 8-K............................. 16


Signatures .................................................................. 17

                         Part I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


Item 1. Financial Statements.
-----------------------------

Consolidated Statements of Income (Unaudited)

                                                                                16 Weeks Ended
                                                                          ---------------------------
                                                                               May 23,         May 24,
(In thousands, except per share data)                                            1998            1997
                                                                          -----------     -----------
Net sales                                                                 $ 4,040,448     $ 1,593,437
Cost of goods sold                                                          2,849,017       1,121,353
                                                                          -----------     -----------
Gross margin                                                                1,191,431         472,084

Operating and administrative expenses                                         988,676         415,784
Amortization of goodwill                                                       22,302           1,003
Merger related costs                                                          208,965               -
                                                                          -----------     -----------
Income (loss) from operations                                                 (28,512)         55,297
Interest expense                                                               99,811          18,648
                                                                          -----------     -----------
Income (loss) before income taxes and extraordinary charge                   (128,323)         36,649
Provision (benefit) for income taxes                                          (32,770)         14,136
                                                                          -----------     -----------
Income (loss) before extraordinary charge                                     (95,553)         22,513
Extraordinary charge, net of taxes                                           (216,441)
                                                                          -----------     -----------
Net income (loss)                                                         $  (311,994)    $    22,513
                                                                          ===========     ===========
Basic earnings per common share:
  Income (loss) before extraordinary charge                               $     (0.66)    $      0.27
  Extraordinary charge                                                          (1.49)
                                                                          -----------     -----------
  Net income (loss)                                                       $     (2.15)    $      0.27
                                                                          ===========     ===========
  Basic weighted average number of common
    shares outstanding                                                        145,141          84,758
                                                                          ===========     ===========
Diluted earnings per common share:
  Income (loss) before extraordinary charge                               $     (0.66)    $      0.25
  Extraordinary charge                                                          (1.49)
                                                                          -----------     -----------
  Net income (loss)                                                       $     (2.15)    $      0.25
                                                                          ===========     ===========
  Diluted weighted average number of common and
    common equivalent shares outstanding                                      145,141          88,335
                                                                          ===========     ===========


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                     May 23,    January 31,
(In thousands)                                                                         1998           1998
                                                                                -----------    -----------
Assets
Current assets:
     Cash and cash equivalents                                                  $   163,773    $   117,311
     Receivables                                                                    123,745        108,496
     Inventories                                                                  1,795,974      1,240,866
     Prepaid expenses and other                                                      51,060         70,536
     Current portion of deferred taxes                                              270,495         90,804
                                                                                -----------    -----------
Total current assets                                                              2,405,047      1,628,013

Property and equipment--net                                                       3,500,583      2,432,040

Other assets:
     Goodwill--net                                                                3,593,444      1,279,130
     Long-term deferred tax assets                                                  222,271              -
     Other                                                                          167,633         83,753
                                                                                -----------    -----------
Total other assets                                                                3,983,348      1,362,883
                                                                                -----------    -----------
Total assets                                                                    $ 9,888,978    $ 5,422,936
                                                                                ===========    ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Bank overdrafts                                                            $   298,083    $   175,799
     Accounts payable                                                               863,339        590,879
     Current portion of long-term debt and lease obligations                         44,967         19,650
     Accrued expenses and other                                                   1,126,431        407,167
                                                                                -----------    -----------
Total current liabilities                                                         2,332,820      1,193,495

Long-term debt                                                                    4,815,013      2,184,794
Capital lease obligations                                                           189,886         82,782
Deferred lease transactions                                                          34,659         38,556
Deferred income taxes                                                                     -         83,183
Other long-term liabilities                                                         437,608        137,766

Stockholders' equity
     Common stock                                                                     1,526          1,288
     Additional paid-in capital                                                   1,861,676      1,173,760
     Notes receivable from officers                                                    (359)          (298)
     Unearned compensation                                                           (3,255)          (466)
     Retained earnings                                                              219,404        528,076
                                                                                -----------    -----------
Total stockholders' equity                                                        2,078,992      1,702,360
                                                                                -----------    -----------
Total liabilities and stockholders' equity                                      $ 9,888,978    $ 5,422,936
                                                                                ===========    ===========


See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                        16 Weeks Ended
                                                                                  ---------------------------
                                                                                       May 23,         May 24,
(In thousands)                                                                           1998            1997
                                                                                  -----------     -----------
Cash flows from operating activities:
    Income (loss) before extraordinary charge                                     $   (95,553)    $    22,513
    Adjustments to reconcile income (loss) before extraordinary charge to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                       106,198          46,236
        Amortization of goodwill                                                       22,302           1,003
        Deferred lease transactions                                                    (3,977)         (4,771)
        Deferred income taxes                                                         (35,120)            300
        Changes in operating assets and liabilities:
          Receivables                                                                  (8,114)          2,969
          Inventories                                                                 (27,302)        (20,078)
          Other current assets                                                         32,639          11,136
          Accounts payable                                                             53,019           5,303
          Accrued expenses                                                             39,145           7,502
          Income taxes                                                                      -           3,946
          Other liabilities                                                             8,137             272
        Other                                                                           9,821             253
                                                                                  -----------     -----------
Net cash provided by operating activities                                             101,195          76,584

Cash flows from investing activities:
    Cash acquired in acquisitions                                                      83,203               -
    Payments made for acquisitions                                                          -        (394,134)
    Purchases of property and equipment                                              (121,186)       (121,165)
    Proceeds from sale of property and equipment                                        9,996           5,465
    Other                                                                              10,108            (874)
                                                                                  -----------     -----------
Net cash used for investing activities                                                (17,879)       (510,708)

Cash flows from financing activities:
    Issuance of common stock - net                                                     29,828         206,789
    Collection of notes receivable                                                        962               -
    Increase in notes receivable                                                            -            (139)
    Increase in bank overdrafts                                                        23,171          21,489
    Payment of deferred financing fees                                                (65,566)              -
    Long-term financing:
        Borrowings                                                                  4,168,900         454,257
        Repayments                                                                 (4,189,167)       (197,400)
    Other                                                                              (4,982)              -
                                                                                  -----------     -----------
Net cash provided by (used for) financing activities                                  (36,854)        484,996
                                                                                  -----------     -----------
Net increase in cash and cash equivalents for the period                               46,462          50,872
Cash and cash equivalents at beginning of year                                        117,311          63,340
                                                                                  -----------     -----------
Cash and cash equivalents at end of period                                        $   163,773     $   114,212
                                                                                  ===========     ===========


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

          Basis of Presentation--The accompanying unaudited consolidated financial statements of Fred Meyer, Inc., a Delaware corporation, and its wholly-owned subsidiaries ("Fred Meyer") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature which are considered necessary for a fair presentation have been included. The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year due to the seasonality of the Company's (as defined) business. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's latest annual report filed on Form 10-K.

          On March 9, 1998, Fred Meyer issued 41.2 million shares of Fred Meyer common stock for all the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating 89 stores in the Seattle/Puget Sound region of Washington state and 56 Hughes Family Market stores in Southern California as of the date of the merger. As a result, QFC became a wholly owned subsidiary of Fred Meyer. All references to the "Company" hereafter shall mean the consolidated company. On March 10, 1998, Fred Meyer acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less") in a transaction accounted for as a purchase (see Note 3). The merger of Fred Meyer and QFC was accounted for as a pooling of interests and the accompanying financial statements reflect the consolidated results of Fred Meyer and QFC for all years presented. The amounts included in the results of operations from Fred Meyer (including Ralphs/Food 4 Less since March 10, 1998) and QFC are as follows (in thousands):

                                                                    Fred Meyer                QFC              Total
                                                                    Historical         Historical            Company
                                                                   -----------        -----------        -----------
     First Quarter of 1998
       Net sales                                                   $ 3,460,519        $   579,929        $ 4,040,448
       Loss before extraordinary charge                                (92,173)            (3,380)           (95,553)
       Net loss                                                       (292,401)           (19,593)          (311,994)
       Diluted earnings per common share
         Loss before extraordinary charge                                (0.89)             (0.08)             (0.66)
         Net loss                                                        (2.82)             (0.47)             (2.15)
     First Quarter of 1997
       Net sales                                                     1,193,936            399,501          1,593,437
       Net income                                                       13,259              9,254             22,513
       Diluted earnings per common share                                  0.24               0.28               0.25

          Inventories--Inventories consist principally of merchandise held for sale and substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories on a first-in, first-out method, which approximates replacement cost, would have been higher by $57.8 million at May 23, 1998 and $51.8 million at January 31, 1998. The pretax LIFO charge was $6.0 million in 1998 and $2.0 million in 1997.

          Goodwill--Goodwill is being amortized on a straight-line basis over 15 to 40 years. Goodwill recorded in connection with the acquisition of Ralphs/Food 4 Less, Smith's Food & Drug Centers, Inc. ("Smith's"), Hughes Markets, Inc. ("Hughes"), and Keith Uddenberg, Inc. ("KUI")(see Note 3) is being amortized over 40 years. Goodwill recorded in connection with the Fox Jewelry Company ("Fox") acquisition is being amortized over 15 years. Other previously recorded goodwill continues to be amortized over 30 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows.

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

          Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

          Deferred tax assets recognized by the Company are presented net of any deferred tax liabilities and valuation allowance and consist primarily of net operating loss carryforwards. The deferred tax assets will be used to offset future tax liability generated from taxable income. However, the amount available to offset the consolidated tax liability will be limited by each subsidiary's tax circumstances and availability of its net operating loss carryforwards.

          Earnings per Share--Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding which consist of outstanding stock options and warrants. Common equivalent shares are excluded from the diluted weighted average share and common equivalent shares outstanding in 1998 due to the net loss.

2.   Comprehensive Income

          Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported in a separate financial statement as a component of comprehensive income. Components of comprehensive income include net income (loss) and the income tax benefit the Company receives upon the exercise of stock options. Comprehensive income (loss) was $(310.4) million in the first quarter of 1998 and $25.7 million in the first quarter of 1997.

3.   Acquisitions

          On March 9, 1998, the Company acquired QFC (see Note 1 for the QFC acquisition).

          On March 10, 1998, the Company acquired Ralphs/Food 4 Less, a supermarket chain operating 409 stores on that date primarily in Southern California, which became a wholly-owned subsidiary of the Company. The Company issued 21.7 million shares of common stock of the Company for all of the equity interests of Ralphs/Food 4 Less. The acquisition is being accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price and assumption of certain liabilities and include the operating results of Ralphs/Food 4 Less from the date of acquisition.

          On September 9, 1997, the Company succeeded to the businesses of Fred Meyer, Inc., now known as Fred Meyer Stores, Inc. ("Fred Meyer Stores"), and Smith's as a result of mergers pursuant to the Agreement and Plan of Reorganization and Merger, dated as of May 11, 1997 (the "Smith's Acquisition"). At the closing on September 9, 1997, Fred Meyer Stores and Smith's, a regional supermarket and drug store chain operating 152 stores in the Intermountain and Southwestern regions of the United States on that date, became wholly owned subsidiaries of the Company. The Company issued
     1.05 shares of common stock of the Company for each outstanding share of Class A Common Stock and Class B Common Stock of Smith's and one share of common stock of the Company for each outstanding share of common stock of Fred Meyer Stores.

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

          On March 19, 1997, the Company acquired the principal operations of Hughes, including the assets and liabilities related to 57 stores located in Southern California and a 50% interest in Santee Dairies, Inc., one of the largest dairy plants in California. The merger was effected through the acquisition of 100% of the outstanding voting securities of

     Hughes for approximately $360.5 million in cash and the assumption of approximately $33.2 million of indebtedness of Hughes. The Hughes acquisition was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of Hughes from the date of acquisition.

          On February 14, 1997, the Company acquired the principal operations of KUI, including assets and liabilities related to 25 stores in the western and southern Puget Sound region of Washington. The merger was effected through the acquisition of 100% of the outstanding voting securities of KUI for $34.5 million cash, 1.7 million shares of common stock and the assumption of approximately $23.8 million of indebtedness of KUI. The KUI acquisition was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of KUI from the date of acquisition.

          The following unaudited pro forma information presents the results of the Company's operations assuming the Ralphs/Food 4 Less, Smith's, QFC, KUI, and Hughes acquisitions occurred at the beginning of each period presented. In addition, the following unaudited pro forma information gives effect to refinancing certain debt as if such refinancing occurred at the beginning of each period presented (in thousands, except per share data):

                                                                            16 Weeks Ended
                                                                     ---------------------------
                                                                          May 23,         May 24,
                                                                            1998            1997
                                                                     -----------     -----------
     Net sales                                                       $ 4,585,980     $ 4,493,501
     Income before extraordinary charge                                 (155,921)         22,154
     Net income (loss)                                                  (372,362)       (194,287)
     Diluted earnings per common share:
       Income before extraordinary charge                                  (1.02)           0.15
       Net income (loss)                                                   (2.44)          (1.31)

          The pro forma financial information does not reflect anticipated annualized operating savings and assumes all notes subject to the refinancings were redeemed pursuant to tender offers made. Additionally, each year includes an extraordinary charge of $216.4 million on the extinguishment of debt as a result of refinancing certain debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of each period nor is it necessarily indicative of future operating results.

          The supplemental schedule of business acquisition is as follows (in thousands):

                                                                            16 Weeks Ended
                                                                     ---------------------------
                                                                          May 23,         May 24,
                                                                            1998            1997
                                                                     -----------     -----------
     Fair value of assets acquired                                   $ 2,053,601     $   456,685
     Goodwill recorded                                                 2,314,299         194,414
     Value of stock issued                                              (652,514)        (36,965)
     Liabilities assumed                                              (3,715,386)       (220,000)
                                                                     -----------     -----------
     Cash paid                                                       $         -     $   394,134
                                                                     ===========     ===========

4.   Long-term Debt

          Long-term debt consisted of the following (in thousands):

                                                                                            May 23,         January 31,
                                                                                              1998                1998
                                                                                       -----------         -----------
     1997 Senior Credit Facility                                                                           $ 1,300,000
     1998 Senior Credit Facility                                                       $ 2,415,000
     Senior notes, unsecured, due 2003 through 2008, fixed interest rate                 1,750,000
       from 7.15% to 7.45%
     QFC Credit Facility                                                                                       214,293
     Commercial paper with maturities through July 1, 1998, classified as                  483,674             367,156
       long-term, interest rates of 5.63% to 6.30% at January 31, 1998
     QFC 8.7% Senior Subordinated Notes, principal due 2007 with interest                                      150,000
       payable semi-annually
     Long-term notes secured by trust deeds, due through 2012, fixed interest               68,227              67,875
       rates from 9.00% to 9.52%
     Uncommitted bank borrowings classified as long-term                                                        79,000
     Senior subordinated notes, due 2002 through 2007, fixed interest rates                 49,470
       from 9.0% to 13.75%
     Senior notes, unsecured, due 2000 through 2004, fixed interest rate                    18,391
       of 10.45%
     Other                                                                                  34,935              22,648
                                                                                       -----------         -----------
     Total                                                                               4,819,697           2,200,972
     Less current portion                                                                    4,684              16,178
                                                                                       -----------         -----------
     Total                                                                             $ 4,815,013         $ 2,184,794
                                                                                       ===========         ===========

          In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, the Company entered into new financing arrangements that refinanced a substantial portion of the Company's principal debt facilities and indebtedness assumed in the acquisitions. The new financing arrangements included a new bank credit facility and a public issue of $1.75 billion senior unsecured notes. The new bank credit facility (the "1998 Senior Credit Facility") provides a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term note. All indebtedness under the 1998 Senior Credit Facility is guaranteed by certain of the Company's subsidiaries. The revolving portion of the 1998 Senior Credit Facility is available for general corporate purposes, including the support of the commercial paper program of the Company. Commitment fees are charged at .30% on the unused portion of the five year revolving credit facility. Interest on the 1998 Senior Credit Facility is at the Adjusted LIBOR plus a margin of 1.0%. At May 23, 1998, the interest rate was 6.7% on the five year revolving credit facility and five year term note.

          The unsecured senior notes issued on March 11, 1998, included $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38%, and $750 million of ten-year notes at 7.45% (the "Notes"). In connection with the issuance of the Notes, each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the Notes on a full and unconditional basis ("Subsidiary Guarantors"). The Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries, other than inconsequential subsidiaries. The assets, equity, income and cash flows of all non-guaranteeing subsidiaries in the aggregate constitute less than a de minimus percentage of the respective consolidated amounts and are inconsequential, individually and in the aggregate, to the Company. The Company is a holding company with no assets or operations other than those relating to its investments in its subsidiaries. Separate financial statements of the Subsidiary Guarantors are not included because the guarantees are full and unconditional, the Subsidiary Guarantors are jointly and severally liable and because the separate financial statements and other disclosures concerning the Subsidiary Guarantors are not deemed material to investors by management of the Company. No restrictions exist on the ability of the Subsidiary Guarantors to make distributions to the Company, except, however, the obligations of each Guarantor under its Guarantee are limited to the maximum amount as will result in obligations of such Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent

     Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws).

          In conjunction with the Smith's Acquisition in September 1997, the Company entered into a bank credit facility (the "1997 Senior Credit Facility") that refinanced a substantial portion of the Company's indebtedness and indebtedness assumed in the Smith's Acquisition. The 1997 Senior Credit Facility was refinanced by the 1998 Senior Credit Facility.

          The 1998 Senior Credit Facility requires the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") and fixed charge coverage. In addition, the 1998 Senior Credit Facility limits dividends on and redemption of capital stock.

          The Company has established uncommitted money market lines with three banks of $75.0 million. These lines, which generally have terms of approximately one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the 1998 Senior Credit Facility. The Company also has $600.0 million of unrated commercial paper facilities with three commercial banks. The Company has the ability to support commercial paper and other debt on a long-term basis through its bank credit facilities and therefore, based upon management's intent, has classified these borrowings, which totaled $483.7 million at May 23, 1998, as long-term debt.

          The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At May 23, 1998, the Company had outstanding four interest rate contracts for a total notional principal amount of $180.0 million with commercial banks. One swap agreement effectively fixes the Company's interest rate on unrated commercial paper, floating rate facilities and uncommitted lines of credit at 5.20% on a notional principal amount of $15.0 million. This contract expires in 1998. Two cap agreements effectively limit the maximum interest rate the Company will pay at rates between 5.0% and 9.0% on notional principal amounts totaling $35.0 million. These contracts expire through 1999. One collar agreement effectively limits the maximum interest rate the Company will pay at 7.5% and limits the minimum interest rate the Company will pay at 5.3% on a notional principal amount of $130.0 million. This contract expires in 1998.

          The Company has entered into swap and cap agreements to reduce the impact of changes in rent expense on its two lease lines of credit. At May 23, 1998, the Company had outstanding seven rent rate contracts, for a total notional principal amount of $80.0 million, with commercial banks. Three of these agreements effectively fix the Company's rental rate on the lease lines at rates between 6.28% and 6.54% on notional amounts of $40.0 million. The remaining four agreements effectively limit the maximum rental rate the Company will pay at 7.25% on notional amounts totaling $40.0 million. All seven of these contracts expire in 2000.

          Gains and losses on swaps and caps are amortized over the life of the instruments. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and cap agreements. The Company requires an "A" or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

          Annual long-term debt maturities for the five fiscal years subsequent to May 23, 1998 are $3.4 million in 1998, $6.9 million in 1999, $11.7 million in 2000, $3.1 million in 2001, and $5.0 million in 2002.

          The Company recorded in the first quarter of 1998 an extraordinary charge of $355.4 million less a $139.0 million income tax benefit which consisted of premiums paid in the prepayment of certain notes and bank facilities of Fred Meyer, QFC and Ralphs/Food 4 Less and the write-off of the related deferred financing costs. In the third quarter of 1997, the Company recorded an extraordinary charge of $148.3 million less a $57.1 million income tax benefit which consisted of premiums paid in the prepayment of certain notes and bank facilities of Fred Meyer Stores and Smith's and the write-off of the related deferred financing costs.

5.   Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations.
-------------------------------------------------


Overview

          On March 9, 1998, Fred Meyer issued 41.2 million shares of Fred Meyer common stock for all the outstanding stock of QFC, a supermarket chain operating 89 stores in the Seattle/Puget Sound region of Washington state and 56 Hughes Family Market stores in Southern California as of that date. As a result, QFC became a wholly-owned subsidiary of Fred Meyer. The merger of Fred Meyer and QFC was accounted for as a pooling of interests. Accordingly, the results for 1998 and 1997 reflect the consolidated results of Fred Meyer and QFC. The assets and liabilities reflect the combined historical recorded values of Fred Meyer and QFC at the end of each quarter. All references to the "Company" hereafter shall mean the consolidated company.

          On March 10, 1998, the Company acquired Ralphs/Food 4 Less, a supermarket chain operating 409 stores as of that date primarily in Southern California, which became a wholly-owned subsidiary of the Company. The Company issued 21.7 million shares of common stock of the Company for all of the equity interests of Ralphs/Food 4 Less. The acquisition of Ralphs/Food 4 Less is being accounted for under the purchase method of accounting. Accordingly, the results for 1998 reflect only 11 weeks of operations from the Ralphs/Food 4 Less stores. As a result of the purchase, the assets and liabilities of Ralphs/Food 4 Less have been recorded at their fair value as of March 10, 1998. The purchase price in excess of the fair value of Ralphs/Food 4 Less's assets and liabilities is recorded as goodwill and is being amortized over a 40-year period.

          On September 9, 1997, the Company succeeded to the businesses of Fred Meyer, Inc., now known as Fred Meyer Stores, and Smith's as a result of mergers pursuant to the Agreement and Plan of Reorganization and Merger, dated as of May 11, 1997. At the closing, Fred Meyer Stores and Smith's, a regional supermarket and drug store chain operating 152 stores in the Intermountain and Southwestern regions of the United States on that date, became wholly owned subsidiaries of the Company. The Company issued 33.3 million shares of common stock of the Company for all outstanding shares of common stock of Smith's.

          The Smith's Acquisition was accounted for under the purchase method of accounting. Accordingly, the results for 1998 reflect the operations from the Smith's stores for the entire period. As a result of the purchase, the assets and liabilities of Smith's have been recorded at their fair value as of September 9, 1997. The purchase price in excess of the fair value of Smith's assets and liabilities is recorded as goodwill and is being amortized over a 40-year period.

          On August 17, 1997, the Company acquired substantially all of the assets and liabilities of Fox, a regional jewelry store chain operating 44 stores on that date, in exchange for common stock with a fair value of $9.2 million. The Fox acquisition was accounted for under the purchase method of accounting. Accordingly, the results for 1998 reflect 16 weeks of operations from the Fox stores.

          On March 19, 1997, the Company acquired the principal operations of Hughes, including the assets and liabilities related to 57 stores located in Southern California and a 50% interest in Santee Dairies, Inc., one of the largest dairy plants in California. The merger was effected through the acquisition of 100% of the outstanding voting securities of Hughes for approximately $360.5 million cash and the assumption of approximately $33.2 million of indebtedness of Hughes. The Hughes acquisition was accounted for under the purchase method of accounting. Accordingly, the results for 1997 reflect only 9 weeks of operations from the Hughes stores. As a result of the purchase, the assets and liabilities of Hughes have been recorded at their fair value as of March 19, 1997. The purchase price in excess of the fair value of Hughes' assets and liabilities is recorded as goodwill and is being amortized over a 40-year period.

          On February 14, 1997, the Company acquired the principal operations of Keith Uddenberg, Inc. ("KUI"), including assets and liabilities related to 25 stores in the western and southern Puget Sound region of Washington. The merger was effected through the acquisition of 100% of the outstanding voting securities of KUI for $34.5 million cash, 1.7 million shares of common stock and the assumption of approximately $23.8 million of indebtedness of KUI. The KUI Acquisition was accounted for under the purchase method of accounting. Accordingly, the results for 1997 reflect only 14 weeks of operations from the KUI stores. As a result of the purchase, the assets and liabilities of KUI have been recorded at their fair value as of February 14, 1997. The purchase price in excess of the fair value of KUI's assets and liabilities is recorded as goodwill and is being amortized over a 40-year period.

          The Company used the proceeds from a public issue of $1.75 billion senior unsecured notes and a new bank credit facility (the "1998 Senior Credit Facility") to refinance debt assumed in the acquisition of QFC and Ralphs/Food 4 Less and to repay a certain portion of the Company's existing indebtedness. The 1998 Senior Credit Facility provided a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term note. The unsecured senior notes includes $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38%, and $750 million of ten-year notes at 7.45%. As a result of prepaying certain indebtedness, the Company recorded in the first quarter of 1998 an extraordinary charge, net of taxes, of $216.4 million consisting of fees incurred in the prepayment and the write-off of debt issuance costs.

          The Company also refinanced certain debt in conjunction with the Smith's Acquisition. As a result, the Company recorded in the third quarter of 1997 an extraordinary charge, net of taxes, of $91.2 million consisting of fees incurred in the prepayment and the write-off of debt issuance costs.

          The following discussion summarizes the Company's operating results for the first quarter ended May 23, 1998 ("1998") compared with the first quarter ended May 24, 1997 ("1997"). However, 1998 first quarter results are not comparable to prior year results due to the three recent acquisitions. The first quarter of 1998 results include the results from Fred Meyer Stores, Smith's and QFC for the full quarter and include Ralphs/Food 4 Less from March 10, 1998. The first quarter of 1997 results include only Fred Meyer Stores and QFC. Also included are discussions of the Company's liquidity and capital resources, effect of LIFO, effect of inflation and recent accounting changes. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements.


Results of Operations -- 1998 Compared with 1997

          Net sales for 1998 increased $2.4 billion, or 153.6%, over $1.6 billion for 1997. The increase in sales was primarily caused by recent acquisitions. Sales at Fred Meyer Stores were up $129 million or 10.8% from the prior year. Sales at QFC were up $221 million from the prior year. QFC completed two acquisitions during the first quarter of the prior year which contributed to the sales increase. Sales at Smith's accounted for $951 million of the increase and Ralphs/Food 4 Less accounted for $1.15 billion of the increase.

          Comparable store sales at Fred Meyer Stores increased 6.2% for 1998. Comparable food sales increased 7.1%, and comparable nonfood sales increased 4.9%. Comparable store sales at QFC were up 2.6% for 1998.

          Gross margin as a percent of net sales was 29.5% in 1998 compared with 29.6% in 1997. Gross margin decreased primarily due to the increase in food sales compared to total sales as a result of the acquisitions.

          Operating and administrative expenses increased 137.8% to $988.7 million in 1998 from $415.8 million in 1997, and as a percent of net sales were 24.5% in 1998 and 26.0% in 1997. Operating and administrative expenses decreased as a percent of sales primarily due to increased sales from the acquired companies and achieved economies of scale.

          Amortization of goodwill increased to $22.3 million in 1998 from $1.0 million in 1997 as a result of goodwill recorded in the acquisition of Smith's and Ralphs/Food 4 Less.

          A charge for merger related costs and merger integration costs of $209 million was recorded in 1998 in conjunction with the recent acquisitions. Additional merger integration charges will be recorded in future quarters as expenditures are incurred.

          Net interest expense increased to $99.8 million in 1998 from $18.6 million in 1997. The increase primarily reflects the increased amount of indebtedness incurred in conjunction with the acquisition of Smith's and Ralphs/Food 4 Less.

          The effective tax rate for the income tax benefit in 1998 was 25.5% and for the income tax expense in 1997 was 38.6%. The effective tax rate on the loss in 1998 was reduced by the effect of increased amortization of goodwill and certain merger costs which are not deductible for tax purposes.

          The loss before extraordinary charge was $95.5 million for 1998 compared to income before extraordinary charge of $22.5 million for 1997. This decrease is primarily the result of the above-mentioned factors.

          The extraordinary charge of $216.4 million recorded in 1998 consists of fees incurred in the prepayment of certain indebtedness and write-off of debt issuance costs.

          The net loss was $312.0 million for 1998 compared to net income of $22.5 million for 1997. This decrease is primarily the result of the decrease in income before extraordinary charge and by the extraordinary charge.


Liquidity and Capital Resources

          The Company funded its working capital and capital expenditure needs in the first quarter of 1998 through internally generated cash flow and the issuance of unrated commercial paper, supplemented by borrowings under committed and uncommitted bank lines of credit and lease facilities.

          In conjunction with the acquisitions of Ralphs/Food 4 Less and QFC, the Company entered on March 11, 1998 into new financing arrangements which included a public issue of $1.75 billion of senior unsecured notes (the "Notes") and a bank credit facility (the "1998 Senior Credit Facility"). The 1998 Senior Credit Facility includes a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term loan. The Notes consist of $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38% and $750 million of ten-year notes at 7.45%. The 1998 Senior Credit Facility and Notes contain certain restrictions on payments by the Company of cash dividends, repurchase of common stock, the handling of proceeds from the sale or disposition of assets, other than in the normal course of business, and require, among other things, that the Company maintain a maximum leverage ratio and a minimum fixed charge ratio. The leverage ratio compares debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The fixed charge ratio compares EBITDA to interest expense. Each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the Notes on a full and unconditional basis. No restrictions exist on the ability of the Subsidiary Guarantors to make distributions to the Company, except, however, the obligations of each Subsidiary Guarantor under its Guarantee are limited to the maximum amount as will result in obligations of such Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws). The obligations of the Company under the 1998 Senior Credit Facility are guaranteed by certain subsidiaries and are also collateralized by the stock of certain subsidiaries.

          In addition to the 1998 Senior Credit Facility and Notes, the Company entered into a $500 million five-year operating lease facility, which refinanced $303 million in existing lease financing facilities. The balance of this lease facility will be used for land and construction costs for new stores. The obligations of the Company under the lease facility are guaranteed by certain subsidiaries and are also collateralized by the stock of certain subsidiaries.

          At May 23, 1998, the Company had $75.0 million of uncommitted money market lines with three banks and $600.0 million in unrated commercial paper facilities with three banks. The uncommitted money market lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing existing store remodeling, acquisition of land, and major projects such as management information systems. At May 23, 1998, the Company had borrowings under the 1998 Senior Credit Facility of $2.9 billion which includes outstanding unrated commercial paper in the amount of $483.7 million. A total of approximately $563.7 million was available for borrowings under the 1998 Senior Credit Facility and $75.0 million was available for borrowings from the uncommitted money market lines.

          The Company has entered into interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt and rent expense on its lease lines of credit. At May 23, 1998, the Company had outstanding four interest rate contracts for a total notional amount of $180.0 million, and seven rent rate contracts, for a total notional amount of $80.0 million. The interest rate contracts effectively fix the Company's interest rates between 5.0% and 9.0% on the notional amount and expire through 1999. The rent rate contracts effectively fix the Company's rental rates between 6.28% and 7.25% on the notional amount and expire through 2000. The Company is exposed to credit loss in the event of nonperformance by the counterparties of the interest rate and rent rate agreements. All contracts are with "A" rated or better commercial banks and the Company does not anticipate nonperformance by the counterparties.

          The Company had $42.3 million of outstanding Letters of Credit as of May 23, 1998. The Letters of Credit are used to support the importation of goods and to support the performance, payment, deposit or surety obligations of the Company. The Company pays annual commitment fees ranging form .25% to 1.25% on the outstanding portion of these Letters of Credit.

          The Company believes that the combination of cash flows from operations and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1998, currently budgeted to be approximately $600 million, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity. The Company currently owns real estate with a net book value of approximately $3.5 billion.


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


Year 2000

          The Company has performed an analysis and is modifying its computer hardware and software to address year 2000 issues. The Company is also contacting major suppliers to determine the extent to which the Company may be vulnerable to third party year 2000 issues. Based on current information, management believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the results of operations, cash flow, or financial condition of future periods.


Forward-looking Statements; Factors Affecting Future Results

          Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. These forward-looking statements include information regarding the Company's plans for future operations, expectations relating to cost savings and the Company's integration strategy with respect to its recent mergers, store expansion and remodeling, capital expenditures, inventory reductions and expense reduction. The Company may make other forward-looking statements from time to time. The following factors, as well as those discussed below, are among the principal factors that could cause actual results to differ materially from the forward-looking statements: business and economic conditions generally and in the regions in which the Company's stores are located, including the rate of inflation; population, employment and job growth in the Company's markets; demands placed on management by the substantial increase in the Company's size; loss or retirement of senior management of the Company or of its principal operating subsidiaries; changes in the availability of debt or equity capital and increases in borrowing costs or interest rates, especially since a substantial portion of the Company's borrowings bear interest at floating rates; competitive factors, such as increased penetration in the Company's markets by large national food and nonfood chains, large category-dominant stores and large national and regional discount retailers (whether existing competitors or new entrants) and competitive pressures generally, which could include price-cutting strategies, store openings and remodels; results of the Company's programs to decrease costs as a percent of sales; increases in labor costs and deterioration in relations with the union bargaining units representing the Company's employees; unusual unanticipated costs or unanticipated consequences relating to the recent mergers and integration strategy and any delays in the realization thereof; operational inefficiencies in distribution or other Company systems, including any that may result from the recent mergers; issues arising from addressing year 2000 information technology issues; legislative or regulatory changes adversely affecting the business in which the companies are engaged; and other opportunities or acquisitions which may be pursued by the Company.

          Leverage; Ability to Service Debt. The Company is highly leveraged. As of the end of the quarter, the Company has total indebtedness (including current maturities and capital lease obligations) of $5.0 billion. Total indebtedness consists of long-term debt, including borrowings under the 1998 Senior Credit Facilities, notes and capitalized leases. Total indebtedness does not reflect certain commitments and contingencies of the Company, including operating leases under the lease facility and other operating lease obligations. The Company has significant interest and principal repayment obligations and significant rental payment obligations, and the ability of the Company to satisfy such obligations is subject to prevailing economic, financial and business conditions and to other factors, many of which are beyond the Company's control. A significant amount of the Company's borrowings and rental obligations bear interest at floating rates (including borrowings under the 1998 Senior Credit Facilities and obligations under the lease facility), which will expose the Company to the risk of increased interest and rental rates.

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

          Competition. The retail merchandising business in general, and the supermarket industry in particular, is highly competitive and generally characterized by narrow profit margins. The Company's competitors in each of its operating divisions include national and regional supermarket chains, discount stores, independent and specialty grocers, drug and convenience stores, large category-dominant stores and the newer "alternative format" food stores, including warehouse club stores, deep discount drug stores, "supercenters" and conventional department stores. Competitors of the Company include, among others, Safeway, Albertson's, Lucky, Costco, Wal-Mart and Target. Retail businesses generally compete on the basis of location, quality of products and service, price, product variety and store condition. The Company's ability to compete depends in part on its ability to successfully maintain and remodel existing stores and develop new stores in advantageous locations.

          Labor Relations. The Company is party to more than 166 collective bargaining agreements with local unions covering approximately 58,000 employees representing approximately 70% of the Company's total employees. Among the contracts that have expired or will expire in 1998 are those covering 15,500 employees. Typical agreements are three years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There is no assurance, however, that such agreements will be reached without work stoppages. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the Company's results of operations or financial position.


          The Company may make other forward-looking statements from time to time. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions to any forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

          Not applicable.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          At a special meeting of stockholders of the Company held March 5, 1998, action was taken with respect to three proposals. As of the record date, January 26, 1998, 88,379,520 shares of common stock were outstanding and entitled to vote. The voting results are shown below.

          Proposal No. 1. - Approval of the acquisition of Quality Food Centers, Inc.

          The stockholders approved the merger with QFC (with 72,805,299 affirmative votes, 63,675 negative votes, 162,556 abstentions, and 9,098,603 broker non-votes).

          Proposal No. 2 - Approval of the acquisition of Food 4 Less Holdings, Inc.

          The stockholders approved the merger with Ralphs/Food 4 Less (with 72,761,482 affirmative votes, 102,538 negative votes, 167,510 abstentions, and 9,098,603 broker non-votes).

          Proposal No. 3 - Amendment of the certificate of incorporation.

          The stockholders approved the amendment to the Company's Certificate of Incorporation to increase the maximum size of the Board of Directors (with 80,445,844 affirmative votes, 1,503,648 negative votes, 180,641 abstentions, and no broker non-votes).


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits

         3A    Restated Certificate of Incorporation, as amended, of Fred Meyer,
               Inc.

         11    Statement Re Computation of Per Share Earnings.

         27A   Financial Data Schedule.

         27C   Restated Financial Data Schedule for each fiscal quarter of 1996.

         27D   Restated Financial Data Schedule for each fiscal quarter of 1997.

     (b) Reports on Form 8-K

          The Company filed reports on Form 8-K dated February 13, 1998, February 20, 1998, March 4, 1998 and March 12, 1998 to disclose information under Item 5.

          The Company filed a report on Form 8-K dated February 27, 1998 including certain financial statement disclosure relating to an accountant's consent under Item 7 and other disclosures under Item 5.

          The Company filed a report on Form 8-K dated March 9, 1998 to disclose information relating to recent acquisitions required by Items 2 and 7.



                                   Signatures
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FRED MEYER, INC.


     Date:  July 7, 1998               By DAVID R. JESSICK
                                          --------------------------------------
                                          David R. Jessick
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

                                                                      Sequential
Exhibit No.   Description                                              Page No.
-----------   -----------                                             ----------

    3A Restated Certificate of Incorporation, as amended, of Fred Meyer, Inc.

    11        Statement Re Computation of Per Share Earnings.

    27A       Financial Data Schedule.

    27C Restated Financial Data Schedule for each fiscal quarter of 1996.

    27D Restated Financial Data Schedule for each fiscal quarter of 1997.