Form 10-Q/A
period 1998-05-23
FRED MEYER INC
filed 1998-07-28
CIK 1043273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 1



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

          Yes  [XX]          No [  ]




    Number of shares of Common Stock outstanding at June 6, 1998: 151,633,382

                                TABLE OF CONTENTS


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 3

Signatures .................................................................. 4

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits


27A   Restated Financial Data Schedule
27D   Restated Financial Data Schedule for each fiscal quarter of 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRED MEYER, INC.
                                       (Registrant)



Dated:  July 24, 1998                  DAVID R. JESSICK
                                       -----------------------------------------
                                       David R. Jessick
                                       Executive Vice President of Finance

                                  EXHIBIT INDEX



Exhibit                                                               Sequential
Number       Document Description                                    Page Number
-------      --------------------                                    -----------


27A          Restated Financial Data Schedule
27D          Restated Financial Data Schedule for each
             fiscal quarter of 1997