Form 10-Q
period 1998-08-15
FRED MEYER INC
filed 1998-09-28
CIK 1043273

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 15, 1998


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

Number of shares of Common Stock outstanding at September 12, 1998:  154,493,982


================================================================================

                                Table of Contents
--------------------------------------------------------------------------------

Items of Form 10-Q                                                          Page

Part I - FINANCIAL INFORMATION

    Item 1    Financial Statements .........................................  3

    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 12

    Item 3    Quantitative and Qualitative Disclosures About Market Risk.... 17


Part II - OTHER INFORMATION

    Item 4    Submission of Matters to a Vote of Security Holders .......... 18

    Item 6    Exhibits and Reports on Form 8-K.............................. 18


Signatures ................................................................. 19

                         Part I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


Item 1. Financial Statements.
-----------------------------

Consolidated Statements of Income (Unaudited)

                                                                          12 Weeks Ended                      28 Weeks Ended
                                                                     ---------------------------       ----------------------------
                                                                       August 15,      August 16,        August 15,       August 16,
(In thousands, except per share data)                                       1998            1997              1998             1997
                                                                     -----------     -----------       -----------      -----------
Net sales                                                            $ 3,504,932     $ 1,457,602       $ 7,545,380      $ 3,051,039
Cost of goods sold                                                     2,458,676       1,023,820         5,307,693        2,145,173
                                                                     -----------     -----------       -----------      -----------
Gross margin                                                           1,046,256         433,782         2,237,687          905,866

Operating and administrative expenses                                    845,794         367,783         1,834,470          783,567
Amortization of goodwill                                                  20,934             752            43,236            1,755
Merger related costs                                                      47,999               -           256,964                -
                                                                     -----------     -----------       -----------      -----------
Income from operations                                                   131,529          65,247           103,017          120,544
Interest expense                                                          91,964          17,367           191,775           36,015
                                                                     -----------     -----------       -----------      -----------
Income (loss) before income taxes and extraordinary charge                39,565          47,880           (88,758)          84,529
Provision (benefit) for income taxes                                      30,618          18,428            (2,152)          32,564
                                                                     -----------     -----------       -----------      -----------
Income (loss) before extraordinary charge                                  8,947          29,452           (86,606)          51,965
Extraordinary charge, net of taxes                                        (1,169)              -          (217,610)               -
                                                                     -----------     -----------       -----------      -----------
Net income (loss)                                                    $     7,778     $    29,452       $  (304,216)     $    51,965
                                                                     ===========     ===========       ===========      ===========
Basic earnings per common share:
  Income (loss) before extraordinary charge                          $      0.06     $      0.32       $     (0.58)     $      0.58
  Extraordinary charge                                                     (0.01)              -             (1.46)               -
                                                                     -----------     -----------       -----------      -----------
  Net income (loss)                                                  $      0.05     $      0.32       $     (2.04)     $      0.58
                                                                     ===========     ===========       ===========      ===========
  Basic weighted average number of common
    shares outstanding                                                   153,551          93,175           148,831           88,967
                                                                     ===========     ===========       ===========      ===========
Diluted earnings per commom share:
  Income (loss) before extraordinary charge                          $      0.06          $ 0.30       $     (0.58)     $      0.56
  Extraordinary charge                                                     (0.01)              -             (1.46)               -
                                                                     -----------     -----------       -----------      -----------
  Net income (loss)                                                  $      0.05     $      0.30       $     (2.04)     $      0.56
                                                                     ===========     ===========       ===========      ===========
  Diluted weighted average number of common and
    common equivalent shares outstanding                                 161,979          97,207           148,831           92,771
                                                                     ===========     ===========       ===========      ===========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                  August 15,     January 31,
(In thousands)                                                                         1998            1998
                                                                                -----------     -----------
Assets

Current assets:
     Cash and cash equivalents                                                  $   165,955     $   117,311
     Receivables                                                                    113,439         108,496
     Inventories                                                                  1,732,003       1,240,866
     Prepaid expenses and other                                                      51,230          70,536
     Current portion of deferred taxes                                              244,750          90,804
                                                                                -----------     -----------
Total current assets                                                              2,307,377       1,628,013

Property and equipment--net                                                       3,488,608       2,432,040

Other assets:
     Goodwill--net                                                                3,557,732       1,279,130
     Long-term deferred tax assets                                                  221,083               -
     Other                                                                          164,682          83,753
                                                                                -----------     -----------
Total other assets                                                                3,943,497       1,362,883
                                                                                -----------     -----------
Total assets                                                                    $ 9,739,482     $ 5,422,936
                                                                                ===========     ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                           $ 1,071,659       $ 766,678
     Accrued expenses and other                                                   1,053,253         407,167
     Current portion of long-term debt and lease obligations                        102,134          19,650
                                                                                -----------     -----------
Total current liabilities                                                         2,227,046       1,193,495

Long-term debt                                                                    4,764,735       2,184,794
Capital lease obligations                                                           181,593          82,782
Deferred lease transactions                                                          33,080          38,556
Deferred income taxes                                                                     -          83,183
Other long-term liabilities                                                         422,562         137,766

Stockholders' equity:
     Common stock                                                                     1,544           1,288
     Additional paid-in capital                                                   1,885,337       1,173,760
     Notes receivable from officers                                                    (352)           (298)
     Unearned compensation                                                           (3,245)           (466)
     Retained earnings                                                              227,182         528,076
                                                                                -----------     -----------
Total stockholders' equity                                                        2,110,466       1,702,360
                                                                                -----------     -----------
Total liabilities and stockholders' equity                                      $ 9,739,482     $ 5,422,936
                                                                                ===========     ===========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------

                                                                                        28 Weeks Ended
                                                                                 -------------------------------
                                                                                    August 15,         August 16,
(In thousands)                                                                           1998               1997
                                                                                 ------------       ------------
Cash flows from operating activities:
    Income (loss) before extraordinary charge                                    $    (86,606)      $     51,965
    Adjustments to reconcile income (loss) before extraordinary charge to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                       191,940             86,365
        Amortization of goodwill                                                       43,236              1,755
        Deferred lease transactions                                                    (6,886)            (7,069)
        Merger related asset write-offs                                                86,894                  -
        Deferred income taxes                                                          (5,094)              (100)
        Changes in operating assets and liabilities:
          Receivables                                                                    (136)              (379)
          Inventories                                                                  34,544            (25,108)
          Other current assets                                                         24,534              4,477
          Accounts payable                                                            (12,215)           (30,347)
          Accrued expenses and other liabilities                                       19,210             16,927
          Income taxes                                                                 19,743             12,427
        Other                                                                          12,459             (3,015)
                                                                                 ------------       ------------
Net cash provided by operating activities                                             321,623            107,898

Cash flows from investing activities:
    Cash acquired in acquisitions                                                      65,519             13,767
    Payments made for acquisitions                                                    (28,610)          (394,928)
    Purchases of property and equipment                                              (299,113)          (165,520)
    Proceeds from sale of property and equipment                                       22,829             56,499
    Other                                                                                 588             (4,051)
                                                                                 ------------       ------------
Net cash used for investing activities                                               (238,787)          (494,233)

Cash flows from financing activities:
    Issuance of common stock - net                                                     50,182            211,066
    Net increase in notes receivable                                                      503              1,024
    Payment of deferred financing fees                                                (67,442)                 -
    Long-term financing:
        Borrowings                                                                  4,226,107            431,931
        Repayments                                                                 (4,248,560)          (208,289)
    Other                                                                               5,018                  -
                                                                                 ------------       ------------
Net cash provided by (used for) financing activities                                  (34,192)           435,732
                                                                                 ------------       ------------
Net increase in cash and cash equivalents for the period                               48,644             49,397
Cash and cash equivalents at beginning of year                                        117,311             63,340
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $    165,955       $    112,737
                                                                                 ============       ============

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Organization

       Fred Meyer, Inc., a Delaware corporation, collectively with its wholly-owned subsidiaries ("Fred Meyer" or the "Company") is one of the largest food retailers in the United States, operating more than 800 supermarkets and multi-department stores located primarily in the Western portion of the United States. The Company operates multiple formats that appeal to customers across a wide range of income brackets including stores under the following banners: Fred Meyer, Smith's Food & Drug Centers, Smitty's, QFC, Ralphs, Hughes Family Markets and Food 4 Less.

2.   Acquisitions

       On March 9, 1998, Fred Meyer issued 41.2 million shares of Fred Meyer common stock for all the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating 89 stores in the Seattle/Puget Sound region of Washington state and 56 Hughes Family Markets stores in Southern California as of the date of the merger. As a result, QFC became a wholly owned subsidiary of Fred Meyer. The merger of Fred Meyer and QFC was accounted for as a pooling of interests and the accompanying financial statements reflect the consolidated results of Fred Meyer and QFC for all periods presented. The amounts included in the prior year results of operations from Fred Meyer and QFC are as follows (in thousands, except per share data):

                                                               Fred Meyer           QFC           Total
                                                               Historical    Historical         Company
                                                               ----------    ----------     -----------
     Second Quarter of 1997
       Net sales                                               $  957,015    $  500,587     $ 1,457,602
       Net income                                                  19,120        10,332          29,452
       Diluted earnings per common share                             0.34          0.25            0.30

     28 Weeks Ended August 16, 1997
       Net sales                                                2,150,951       900,088       3,051,039
       Net income                                                  32,379        19,586          51,965
       Diluted earnings per common share                             0.58          0.53            0.56

       On March 10, 1998, the Company acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating 409 stores primarily in Southern California on that date, which became a wholly-owned subsidiary of the Company. The Company issued 21.7 million shares of common stock of the Company for all of the equity interests of Ralphs/Food 4 Less. The acquisition is being accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price and assumption of certain liabilities and include the operating results of Ralphs/Food 4 Less from the date of acquisition.

       On September 9, 1997, the Company succeeded to the businesses of Fred Meyer Stores, Inc. ("Fred Meyer Stores" and known as Fred Meyer, Inc. prior to September 9, 1997) and Smith's Food & Drug Centers, Inc. ("Smith's") as a result of mergers pursuant to the Agreement and Plan of Reorganization and Merger, dated as of May 11, 1997. At the closing on September 9, 1997, Fred Meyer Stores and Smith's, a regional supermarket and drug store chain operating 152 stores in the Intermountain and Southwestern regions of the United States on that date, became wholly owned subsidiaries of the Company. The Company issued 1.05 shares of common stock of the Company for each outstanding share of Class A Common Stock and Class B Common Stock of Smith's and one share of common stock of the Company for each outstanding share of common stock of Fred Meyer Stores.

       The Smith's acquisition was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of Smith's from the date of acquisition. In total, the Company issued 33.3 million shares of common stock to the Smith's stockholders.

       On August 17, 1997, the Company acquired substantially all of the assets and liabilities of Fox Jewelry Company ("Fox") in exchange for common stock with a fair value of $9.2 million. The Fox acquisition was accounted for under the purchase method of accounting. The results of operations of Fox do not have a material effect on the consolidated operating results, and therefore are not included in the pro forma data presented.

       On March 19, 1997, QFC acquired the principal operations of Hughes Markets, Inc. ("Hughes"), including the assets and liabilities related to 57 stores located in Southern California and a 50% interest in Santee Dairies, Inc., one of the largest dairy plants in California. The merger was effected through the acquisition of 100% of the outstanding voting securities of Hughes for approximately $360.5 million in cash and the assumption of approximately $33.2 million of indebtedness of Hughes. The Hughes acquisition was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of Hughes from the date of acquisition.

       On February 14, 1997, QFC acquired the principal operations of Keith Uddenberg, Inc. ("KUI"), including assets and liabilities related to 25 stores in the western and southern Puget Sound region of Washington. The merger was effected through the acquisition of 100% of the outstanding voting securities of KUI for $34.5 million cash, 1.7 million shares of common stock and the assumption of approximately $23.8 million of indebtedness of KUI. The KUI acquisition was accounted for under the purchase method of accounting. The financial statements reflect the allocation of the purchase price and assumption of certain liabilities and include the operating results of KUI from the date of acquisition.

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

                                                                           28 Weeks Ended
                                                                     -----------------------------
                                                                       August 15,        August 16,
                                                                            1998              1997
                                                                     -----------       -----------
     Net sales                                                       $ 8,090,912       $ 7,924,375
     Income (loss) before extraordinary charge                          (147,374)           40,737
     Net loss                                                           (364,984)         (176,873)
     Diluted earnings per common share:
       Income (loss) before extraordinary charge                           (0.96)             0.27
       Net loss                                                            (2.39)            (1.16)

       The pro forma financial information does not reflect anticipated annualized operating savings and assumes all notes subject to the refinancings were redeemed pursuant to tender offers made. Additionally, each year includes an extraordinary charge of $217.6 million, net of the related tax benefit, on the extinguishment of debt as a result of refinancing certain debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of each period nor is it necessarily indicative of future operating results.

       The supplemental schedule of business acquisitions is as follows (in thousands):

                                                                      28 Weeks Ended
                                                               ------------------------------
                                                                 August 15,         August 16,
                                                                      1998               1997
                                                               -----------        -----------
     Fair value of assets acquired                             $ 2,053,601        $   456,685
     Goodwill recorded                                           2,342,909            195,208
     Value of stock issued                                        (652,514)           (36,965)
     Liabilities assumed                                        (3,715,386)          (220,000)
                                                               -----------        -----------
     Cash paid                                                 $    28,610        $   394,928
                                                               ===========        ===========

3. Summary of Significant Accounting Policies

       Basis of Presentation--The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature which are considered necessary for a fair presentation have been included. The consolidated results of operations presented herein are not necessarily indicative of the results to be expected for the year due to the seasonality of the Company's business. These consolidated financial statements should be read in conjunction with the financial statements and related notes incorporated by reference in the Company's latest annual report filed on Form 10-K.

       Fiscal Year--The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 1997 ended on January 31, 1998 ("1997") and fiscal year 1998 ends on January 30, 1999 ("1998"). As a result of the acquisition, QFC changed its year end to that of Fred Meyer beginning February 1, 1998, the first day of fiscal 1998. Revenues and expenses of QFC from the end of QFC's fiscal year 1997, ended on December 27, 1997, to February 1, 1998 (5 weeks) were immaterial and have been excluded. Accordingly, net income of $3.3 million for that period has been added to retained earnings.

       Inventories--Inventories consist principally of merchandise held for sale and substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories on a first-in, first-out method, which approximates replacement cost, would have been higher by $62.8 million at August 15, 1998 and $51.8 million at January 31, 1998. The pretax LIFO charge in the second quarter was $5.1 million in 1998 and $1.5 million in 1997. The pretax LIFO charge for the first 28 weeks was $11.0 million in 1998 and $3.6 million in 1997.

       Goodwill--Goodwill is being amortized on a straight-line basis over 15 to 40 years. Goodwill recorded in connection with the acquisition of Ralphs/Food 4 Less, Smith's, Hughes, and KUI (see Note 2) is being amortized over 40 years. Goodwill recorded in connection with the Fox acquisition is being amortized over 15 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows.

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

       Deferred tax assets recognized by the Company are presented net of any deferred tax liabilities and valuation allowance and consist primarily of net operating loss carryforwards. The deferred tax assets will be used to offset future tax liabilities generated from taxable income. However, the amount available to offset the consolidated tax liability will be limited by each subsidiary's tax circumstances and availability of its net operating loss carryforwards.

       Earnings per Share--Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding which consist of outstanding stock options and warrants. Common equivalent shares are excluded from the diluted weighted average share and common equivalent shares outstanding for the first 28 weeks of 1998 due to the net loss.

       Reclassifications--Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on reported net income.


4.   Comprehensive Income

       Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported in a separate financial statement as a component of comprehensive income. Components of comprehensive income include net income (loss) and the income tax benefit the Company receives upon the exercise of stock options. Comprehensive income for the second quarter was $10.7 million in 1998 and $30.1 million in 1997. Comprehensive income (loss) for the first 28 weeks was $(299.7) million in 1998 and $55.8 million in 1997.

5.   Long-term Debt

       Long-term debt consisted of the following (in thousands):

                                                                              August 15,     January 31,
                                                                                   1998            1998
                                                                            -----------     -----------
1997 Senior Credit Facility                                                 $         -     $ 1,300,000
1998 Senior Credit Facility                                                   2,328,750               -
Senior notes, unsecured, due 2003 through 2008, fixed interest
  rate from 7.15% to 7.45%                                                    1,750,000               -
QFC Credit Facility                                                                   -         214,293
Commercial paper with maturities through February 10, 1999,
  classified as long-term, interest rates of 5.78% to 6.10%
  at August 15, 1998                                                            574,076         367,156
QFC 8.7% Senior Subordinated Notes, principal due 2007 with
  interest payable semi-annually                                                  3,065         150,000
Long-term notes secured by trust deeds, due through 2016,
  interest rates from 5.00% to 10.50%                                            60,345          61,075
Uncommitted bank borrowings classified as long-term                              11,000          79,000
Ralphs senior subordinated notes, due 2002 through 2007,
  fixed interest rates from 9.0% to 13.75%                                       35,854               -
Ralphs senior notes, unsecured, due 2004, fixed interest rate
  of 10.45%                                                                      13,497               -
Other                                                                            49,978          29,448
                                                                            -----------     -----------
Total                                                                         4,826,565       2,200,972
Less current portion                                                             61,830          16,178
                                                                            -----------     -----------
Total                                                                       $ 4,764,735     $ 2,184,794
                                                                            ===========     ===========

       In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, the Company entered into new financing arrangements that refinanced a substantial portion of the Company's principal debt facilities and indebtedness assumed in the acquisitions. The new financing arrangements included a new bank credit facility and a public issue of $1.75 billion senior unsecured notes. The new bank credit facility (the "1998 Senior Credit Facility") provides a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term note. All indebtedness under the 1998 Senior Credit Facility is guaranteed by certain of the Company's subsidiaries and secured by the stock in the subsidiaries. The revolving portion of the 1998 Senior Credit Facility is available for general corporate purposes, including the support of the commercial paper program of the Company. Commitment fees are charged at .30% on the unused portion of the five-year revolving credit facility. Interest on the 1998 Senior Credit Facility is at the Adjusted LIBOR plus a margin of 1.0%. At August 15, 1998, the weighted average interest rate on the five year term note and the amounts outstanding under the revolving credit facility were 6.69% and 6.68%, respectively.

       The unsecured senior notes issued on March 11, 1998, included $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38%, and $750 million of ten-year notes at 7.45% (the "Notes"). In connection with the issuance of the Notes, each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the Notes on a full and unconditional basis ("Subsidiary Guarantors"). The Subsidiary Guarantors constitute all of the Company's direct and indirect subsidiaries, other than inconsequential subsidiaries. The assets, equity, income and cash flows of all non-guaranteeing subsidiaries in the aggregate constitute less than 3%, on an individual and aggregate basis, of the Company's consolidated assets, pretax income, cash flow and net investment in subsidiaries.

       The Company is a holding company with no assets or operations other than those relating to its investments in its subsidiaries. Separate financial statements of the Subsidiary Guarantors are not included because the guarantees are full and unconditional, the Subsidiary Guarantors are jointly and severally liable and the separate financial statements and other disclosures concerning the Subsidiary Guarantors are not deemed material to investors by management of the Company. No restrictions exist on the ability of the Subsidiary Guarantors to make distributions to the Company, except, however, the obligations of each Guarantor under its Guarantee are limited to the maximum amount as will result in obligations of such Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws).

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

       The Company has established uncommitted money market lines with four banks of $105.0 million. These lines, which generally have terms of approximately one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the 1998 Senior Credit Facility. The Company also has $850.0 million of unrated commercial paper facilities with four commercial banks. The Company has the ability to support commercial paper and other debt on a long-term basis through its bank credit facilities and therefore, based upon management's intent, has classified these borrowings, which totaled $585.1 million at August 15, 1998, as long-term debt.

       The Company on occasion enters into various interest rate swap, caps and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. During the second quarter, the Company liquidated all of its swap and cap agreements. At August 15, 1998, the Company had outstanding two collar agreements. One collar agreement, which expired on August 23, 1998, effectively limited the maximum and minimum interest rate the Company would pay at 7.5% and 5.3%, respectively, on a notional principal amount of $130.0 million. The second collar agreement, which expires on July 24, 2003, effectively sets interest rate limits on a notional principal amount of $300.0 million on the Company's floating rate long-term debt. The agreement limits the interest rate fluctuation of the 3-month adjusted LIBOR (as defined in the collar agreement) to a range between 4.10% and 6.50% and requires quarterly cash settlements for interest rate fluctuations outside of the limits. As of August 15, 1998, the 3-month adjusted LIBOR was 5.69%. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap and cap agreements. The Company requires an "A" or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

       Annual long-term debt maturities for the five fiscal years subsequent to August 15, 1998 are $15.3 million in 1998, $126.9 million in 1999, $237.3 million in 2000, $365.8 million in 2001, and $480.0 million in 2002.

       The Company recorded in the first 28 weeks of 1998 an extraordinary charge of $357.3 million less a $139.7 million income tax benefit which consisted of premiums paid in the prepayment of certain notes and bank facilities of Fred Meyer, QFC and Ralphs/Food 4 Less and the write-off of the related deferred financing costs.


6. Commitments and Contingencies

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


Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations.
-------------------------------------------------


RESULTS OF OPERATIONS

       The following discussion summarizes the Company's operating results for 1998 compared with 1997. However, 1998 results are not comparable to prior year results due to the three recent acquisitions (See Note 2 of Notes to Consolidated Financial Statements). The 1998 results include the results from Fred Meyer Stores, Smith's and QFC for the full period and include Ralphs/Food 4 Less from March 10, 1998. The 1997 results include only Fred Meyer Stores and QFC. Also included are discussions of the Company's liquidity and capital resources, effect of LIFO, effect of inflation and recent accounting changes. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements.


Comparison of the 12 and 28 weeks ended August 15, 1998 with the 12 and 28 weeks ended August 16, 1997

       Net sales for the 12 weeks ended August 15, 1998 increased $2.0 billion to $3.5 billion from $1.5 billion for the 12 weeks ended August 16, 1997 and increased $4.4 billion to $7.5 billion in the 28 weeks ended August 15, 1998 from $3.1 billion in the 28 weeks ended August 16, 1997. The increases in sales were caused primarily by the recent acquisitions of Ralphs/Food 4 Less and Smith's. Sales at Smith's accounted for $712.0 million and $1.7 billion of the increases and Ralphs/Food 4 Less accounted for $1.3 billion and $2.4 billion of the increases for the 12 and 28 weeks ended August 15, 1998, respectively.

       Comparable store sales, which excludes the Hughes stores, which are currently being converted to the Ralphs format, Ralphs/Food 4 Less, and Smith's, increased 6.4% and 6.0% from the prior year for the 12 and 28 weeks ended August 15, 1998, respectively. Comparable store sales for Fred Meyer Stores, QFC, Smith's and Ralphs/Food 4 Less (excluding the 17 Phoenix area Smitty's Stores and 55 Los Angeles area Hughes Family Markets stores, all of which are being remodeled and/or remerchandised) increased 2.8% and 2.0% from the prior year for the 12 and 28 weeks ended August 15, 1998, respectively.

       Gross margin increased slightly as a percentage of net sales from 29.8% for the 12 weeks ended August 16, 1997 to 29.9% for the 12 weeks ended August 15, 1998 and remained unchanged at 29.7% for the 28 weeks ended August 15, 1998 compared to the 28 weeks ended August 16, 1997. Increases in gross margin as a percent of sales were generated primarily from economies of scale resulting from the Company's increased sales offset almost entirely by changes in the Company's sales mix between food and nonfood. The amount of food sales, which have a lower gross margin percent, compared to total sales increased over the prior year due to the recent acquisitions.

       Operating and administrative expenses were $845.8 million and $367.8 million for the 12 weeks ended August 15, 1998 and August 16, 1997, respectively and were $1,834.5 million and $783.6 million for the 28 weeks ended August 15, 1998 and August 16, 1997, respectively. Operating and administrative expenses decreased as a percentage of sales 1.1% and 1.4% from the prior year for the 12 and 28 weeks ended August 15, 1998, respectively. The reduction of operating and administrative expenses as a percent of sales is due to economies of scale resulting from the Company's increased sales and lower operating and administrative expenses as a percent of sales at Smith's and Ralph's/Food 4 Less, which were recently acquired and are lower cost operations. Additionally, the Company benefited from the suspension of contributions to certain multi-employer pension and benefit plans totaling $8.9 million and $17.1 million in the 12 and 28 weeks ended August 15, 1998, respectively.

       Amortization of goodwill increased $20.2 million and $41.5 million from the prior year for the 12 and 28 weeks ended August 15, 1998, respectively, as a result of the recent acquisitions.

       Charges for merger related costs of $48.0 million and $257.0 million were recorded in the 12 and 28 weeks ended August 15, 1998 as a result of the recent acquisitions. Additional merger related costs will be recorded in future quarters as expenditures are incurred.

       Interest expense increased to $92.0 million from $17.4 million for the 12 weeks ended August 15, 1998 and August 16, 1997, respectively and increased to $191.8 million from $36.0 million for the 28 weeks ended August 15, 1998 and August 16, 1997, respectively. The increase in interest expense for the 12 and 28 week periods primarily reflect the increased amount of indebtedness assumed and/or incurred in conjunction with the acquisitions of Smith's and Ralphs/Food 4 Less.

       The effective tax rates for the income tax expense (benefit) were 77.4% and (2.4%) for the 12 and 28 weeks ended August 15, 1998 respectively, compared to the effective tax rate for the income tax expense of 38.5% for the 12 and 28 weeks ended August 16, 1997. The effective tax rates in 1998 are affected by increased goodwill amortization and certain merger costs which are not deductible for tax purposes.

       Income (loss) before extraordinary charge was $8.9 million and $(86.6) million for the 12 and 28 weeks ended August 15, 1998, respectively, compared to $29.5 million and $52.0 million for the 12 and 28 weeks ended August 16, 1997, respectively. The changes are a result of the above mentioned factors.

       The extraordinary charges of $1.2 million and $217.6 million for the 12 and 28 weeks ended August 15, 1998, respectively, consist of fees incurred in conjunction with the prepayment of certain indebtedness and the write-off of related debt issuance costs.

       Net income decreased to $7.8 million for the 12 weeks ended August 15, 1998 from $29.5 million for the 12 weeks ended August 16, 1997 and decreased to a loss of $304.2 million for the 28 weeks ended August 15, 1998 compared to income of $52.0 million for the 28 weeks ended August 16, 1997 primarily due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

       The Company funded its working capital and capital expenditure needs in 1998 through internally generated cash flow and the issuance of unrated commercial paper, supplemented by borrowings under committed and uncommitted bank lines of credit and lease facilities.

       In conjunction with the acquisitions of Ralphs/Food 4 Less and QFC, on March 11, 1998 the Company entered into new financing arrangements which included a public issue of $1.75 billion of senior unsecured notes (the "Notes") and a bank credit facility (the "1998 Senior Credit Facility").

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

       At August 15, 1998, the Company had $105.0 million of uncommitted money market lines with four banks and $850.0 million in unrated commercial paper facilities with four banks. The uncommitted money market lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing existing store remodeling, acquisition of land, and major projects such as management information systems. At August 15, 1998, the Company had borrowings under the 1998 Senior Credit Facility of $2.9 billion which includes outstanding unrated commercial paper in the amount of $574.1 million and outstanding amounts under the uncommitted money market lines of $11.0 million. A total of approximately $541.8 million was available for borrowings under the 1998 Senior Credit Facility and $94.0 million was available for borrowings from the uncommitted money market lines.

       See Note 5 of Notes to Consolidated Financial Statements for a discussion of the Company's interest rate swap, cap and collar agreements.

       The Company had $42.0 million of outstanding Letters of Credit as of August 15, 1998. The Letters of Credit are used to support the importation of goods and to support the performance, payment, deposit or surety obligations of the Company.

       The Company believes that the combination of cash flows from operations and borrowings under its credit facilities will permit it to finance its capital expenditure requirements for 1998, currently budgeted to be approximately $700.0 million, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity. The Company currently owns real estate with a net book value of approximately $1.5 billion.


Effect of LIFO

       During each year, the Company estimates the LIFO adjustment for the year based on estimates of three factors: inflation rates (calculated by reference to the Department Stores Inventory Price Index published by the Bureau of Labor Statistics for soft goods and jewelry and to internally generated indices based on Company purchases during the year for all other departments), expected inventory levels, and expected markup levels (after reflecting permanent markdowns and cash discounts). At year-end, the Company makes the final adjustment reflecting the difference between the Company's prior quarterly estimates and actual LIFO amount for the year.


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


Year 2000

       The Company and each of its subsidiaries are dependent on computer hardware, software, systems and processes ("Information Systems") and non-information technology systems (such as telephones, clocks, scales and refrigeration units or other equipment containing embedded technology such as microcontrollers) ("Non-IT Systems") in several critical operating areas including store and distribution operations, product merchandising and procurement, manufacturing plant operations, inventory and labor management, and accounting. The Company has developed a plan (the "Plan") to access and update its Information Systems and Non-IT Systems for year 2000 compliance requirements and provide for continued functionality. In addition to integrating the Information Systems of the Company and its subsidiaries following the Company's recent mergers, the Plan consists of four phases: (1) creating an inventory of systems subject to the year 2000 problem and assessing the scope of the problem as it relates to those systems; (2) remediating any year 2000 problems; (3) testing the systems following remediation; and (4) using the systems for a period of time following remediation. Additionally, the systems have been separated into three categories: (1) information technology which includes stores, distribution centers, plants, and mainframe systems; (2) merchandise and external compliance which includes store products compliance and interfacing with vendors, financial institutions and others; and (3) Non-IT Systems. In category 1, the Company has completed the inventory and assessment phase and approximately 50% of the remediation phase. In categories 2 and 3, the Company has almost completed the inventory and assessment phase. As part of category 2, the Company continues to work with vendors, financial institutions and others whose products may be sold in Company stores or whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with year 2000 requirements.

       The Company believes that its efforts will result in year 2000 compliance. However, the impact on business operations from the failure to comply with year 2000 requirements by the Company or by any of its vendors, financial institutions or others could be material to the Company's results of operations. The Company is still in the process of estimating the total costs of the Plan. The Company continues to assess the possible impact and risks of noncompliant systems. The Company is unable at this time to state its "worst case" year 2000 scenario. A contingency plan in the event of noncompliance is currently under development.


Forward-looking Statements; Factors Affecting Future Results

       Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. The Company may make other forward-looking statements from time to time. These forward-looking statements may include information regarding the Company's plans for future operations, expectations relating to cost savings and the Company's integration strategy with respect to its recent mergers, store expansion and remodeling, capital expenditures, inventory reductions and expense reduction. The following factors, as well as those discussed below, are among the principal factors that could cause actual results to differ materially from the forward-looking statements: business and economic conditions generally and in the regions in which the Company's stores are located, including the rate of inflation; population, employment and job growth in the Company's markets; demands placed on management by the substantial increase in the Company's size; loss or retirement of senior management of the Company or of its principal operating subsidiaries; changes in the availability of debt or equity capital and increases in borrowing costs or interest rates, especially since a substantial portion of the Company's borrowings bear interest at floating rates; competitive factors, such as increased penetration in the Company's markets by large national food and nonfood chains, large category-dominant stores and large national and regional discount retailers (whether existing competitors or new entrants) and competitive pressures generally, which could include price-cutting strategies, store openings and remodels; results of the Company's programs to decrease costs as a percent of sales; increases in labor costs and deterioration in relations with the union bargaining units representing the Company's employees; unusual unanticipated costs or unanticipated consequences relating to the recent mergers and integration strategy and any delays in the realization thereof; operational inefficiencies in distribution or other Company systems, including any that may result from the recent mergers; issues arising from addressing the year 2000 problem; legislative or regulatory changes adversely affecting the business in which the Company is engaged; and other opportunities or acquisitions which may be pursued by the Company.

       Leverage; Ability to Service Debt. The Company is highly leveraged. As of August 15, 1998, the Company has total indebtedness (including current maturities and capital lease obligations) of $5.0 billion. Total indebtedness consists of long-term debt, including borrowings under the 1998 Senior Credit Facilities, and the notes, and capitalized leases. Total indebtedness does not reflect certain commitments and contingencies of the Company, including operating leases under the lease facility and other operating lease obligations. The Company has significant interest and principal repayment obligations and significant rental payment obligations, and the ability of the Company to satisfy such obligations is subject to prevailing economic, financial and business conditions and to other factors, many of which are beyond the Company's control. A significant amount of the Company's borrowings and rental obligations bear interest at floating rates (including borrowings under the 1998 Senior Credit Facilities and obligations under the lease facility), which will expose the Company to the risk of increased interest and rental rates.

       Merger Integration. The significant increase in size of the Company's operations resulting from the recent mergers has substantially increased the demands placed upon the Company's management, including demands resulting from the need to integrate the accounting systems, management information systems, distribution systems, manufacturing facilities and other operations of Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less. In addition, the Company may experience additional unexpected costs from such integration and/or a loss of customers or sales as a result of the recent mergers. There can also be no assurance that the Company will be able to maintain the levels of operating efficiency which Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less had achieved separately prior to the mergers. The failure to successfully integrate the operations of the acquired businesses, the loss of key management personnel and the loss of customers or sales could each have a material adverse effect on the Company's results of operations or financial position.

       Ability to Achieve Intended Benefits of the Recent Mergers. Management believes that significant business opportunities and cost savings are achievable as a result of the Smith's, QFC and Ralphs/Food 4 Less mergers. Management's estimates of cost savings are based upon many assumptions including future sales levels and other operating results, the availability of funds for capital expenditures, the timing of certain events as well as general industry and business conditions and other matters, many of which are beyond the control of the Company. Estimates are also based on a management consensus as to what levels of purchasing and similar efficiencies should be achievable by an entity the size of the Company. Estimates of potential cost savings are forward-looking statements that are inherently uncertain. Actual cost savings, if any, could differ from those projected and such differences could be material; therefore, undue reliance should not be placed upon such estimates. There can be no assurance that unforeseen costs and expenses or other factors (whether arising in connection with the integration of the Company's operations or otherwise) will not offset the estimated cost savings or other components of the Company's plan or result in delays in the realization of certain projected cost savings.

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

       Labor Relations. The Company is party to more than 171 collective bargaining agreements with unions and locals, covering approximately 60,000 employees representing approximately 65% of the Company's total employees. Among the contracts that have expired or will expire in 1998 are those covering 15,500 employees. Typical agreements are three years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There is no assurance, however, that such agreements will be reached without work stoppages. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the Company's results of operations or financial position.



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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

       Not applicable.

                           Part II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------


       At the annual meeting of stockholders of the Company held on June 23, 1998, action was taken with respect to the election of five directors for a three year term. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the management's nominees as listed in the proxy statement and all such nominees were elected. As of the record date, April 27, 1998, 147,898,578 shares of common stock outstanding were entitled to vote. The voting results are shown below.

     Nominee                               For                       Withheld
     -------                           -----------                   --------
     Vivian A. Bull                    122,533,701                    691,032
     Carlton J. Jenkins                122,519,452                    705,281
     John G. King                      122,517,694                    707,039
     Steven R. Rogel                   122,536,071                    688,662
     Stuart M. Sloan                   122,533,704                    691,029


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

       The Company filed reports on Form 8-K dated June 18, 1998, June 30, 1998 and July 8, 1998 to disclose information under Item 5 thereof.

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FRED MEYER, INC.


     Date:  September 25, 1998         By JOHN STANDLEY
                                          --------------------------------
                                          John Standley
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.       Description
-------     -----------

   27       Financial Data Schedule