Form 10-Q
period 1998-11-07
FRED MEYER INC
filed 1998-12-22
CIK 1043273

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 7, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock outstanding at December 5, 1998:
155,169,609



================================================================================

                                Table of Contents
--------------------------------------------------------------------------------

Items of Form 10-Q                                                          Page

Part I - FINANCIAL INFORMATION

      Item 1     Financial Statements ....................................     3

      Item 2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    12

      Item 3     Quantitative and Qualitative Disclosures About
                 Market Risk..............................................    19


Part II - OTHER INFORMATION

      Item 6     Exhibits and Reports on Form 8-K.........................    20


Signatures ...............................................................    21

                         Part I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


Item 1. Financial Statements.
-----------------------------


     Consolidated Statements of Income (Unaudited)

                                                                       12 Weeks Ended                     40 Weeks Ended
                                                                  ---------------------------         --------------------------
                                                                  November 7,     November 8,         November 7,    November 8,
                                                                        1998            1997                1998           1997
(In thousands, except per share data)                             -----------     -----------         -----------    -----------

Net sales                                                         $ 3,477,091     $ 1,945,543        $ 11,022,471    $ 4,996,582
Cost of goods sold                                                  2,432,708       1,370,439           7,740,401      3,515,612
                                                                  -----------     -----------        ------------     ----------
Gross margin                                                        1,044,383         575,104           3,282,070      1,480,970

Operating and administrative expenses                                 833,836         488,660           2,668,306      1,272,227
Amortization of goodwill                                               22,930           6,514              66,166          8,269
Merger related costs                                                   33,737               -             290,701              -
                                                                  -----------     -----------        ------------     ----------
Income from operations                                                153,880          79,930             256,897        200,474
Interest expense                                                       92,945          30,174             284,720         66,189
                                                                  -----------     -----------        ------------     ----------
Income (loss) before income taxes and extraordinary charge             60,935          49,756             (27,823)       134,285
Provision for income taxes                                             31,771          21,091              29,619         53,655
                                                                  -----------     -----------        ------------     ----------
Income (loss) before extraordinary charge                              29,164          28,665             (57,442)        80,630
Extraordinary charge, net of taxes                                       (324)        (91,210)           (217,934)       (91,210)
                                                                  -----------     -----------        ------------     ----------
Net income (loss)                                                 $    28,840     $   (62,545)       $   (275,376)    $  (10,580)
                                                                  ===========     ===========        ============     ==========
Basic earnings per common share:
  Income (loss) before extraordinary charge                       $      0.19     $      0.24        $      (0.38)    $     0.83
  Extraordinary charge                                                    -             (0.77)              (1.45)         (0.94)
                                                                  -----------     -----------        ------------     ----------
  Net income (loss)                                               $      0.19     $     (0.53)       $      (1.83)    $    (0.11)
                                                                  ===========     ===========        ============     ==========
  Basic weighted average number of common
    shares outstanding                                                154,690         118,331             150,601         97,355
                                                                  ===========     ===========        ============     ==========
Diluted earnings per common share:
  Income (loss) before extraordinary charge                       $      0.18     $      0.23        $      (0.38)    $     0.79
  Extraordinary charge                                                    -             (0.74)              (1.45)         (0.89)
                                                                  -----------     -----------        ------------     ----------
  Net income (loss)                                               $      0.18     $     (0.51)       $      (1.83)    $    (0.10)
                                                                  ===========     ===========        ============     ==========
  Diluted weighted average number of common and
    common equivalent shares outstanding                              162,127         123,546             150,601        101,562
                                                                  ===========     ===========        ============     ==========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                        November 7,    January 31,
(In thousands)                                                                1998           1998
                                                                        -----------    -----------
Assets
Current assets:
     Cash and cash equivalents                                          $   186,045    $   117,311
     Receivables                                                            140,291        108,496
     Inventories                                                          2,007,875      1,240,866
     Prepaid expenses and other                                              60,540         70,536
     Current portion of deferred taxes                                      218,318         90,804
                                                                        -----------    -----------
Total current assets                                                      2,613,069      1,628,013

Property and equipment--net                                               3,570,974      2,432,040

Other assets:
     Goodwill--net                                                        3,684,442      1,279,130
     Long-term deferred tax assets                                          272,573              -
     Other                                                                  170,919         83,753
                                                                        -----------    -----------
Total other assets                                                        4,127,934      1,362,883
                                                                        -----------    -----------
Total assets                                                            $10,311,977    $ 5,422,936
                                                                        ===========    ===========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                   $ 1,294,311    $   766,678
     Accrued expenses and other                                           1,051,905        407,167
     Current portion of long-term debt and lease obligations                134,650         19,650
                                                                        -----------    -----------
Total current liabilities                                                 2,480,866      1,193,495

Long-term debt                                                            4,999,856      2,184,794
Capital lease obligations                                                   173,341         82,782
Deferred lease transactions                                                  30,175         38,556
Deferred income taxes                                                             -         83,183
Other long-term liabilities                                                 478,492        137,766

Stockholders' equity:
     Common stock                                                             1,550          1,288
     Additional paid-in capital                                           1,895,533      1,173,760
     Notes receivable from officers                                            (335)          (298)
     Unearned compensation                                                   (3,236)          (466)
     Retained earnings                                                      255,735        528,076
                                                                        -----------    -----------
Total stockholders' equity                                                2,149,247      1,702,360
                                                                        -----------    -----------
Total liabilities and stockholders' equity                              $10,311,977    $ 5,422,936
                                                                        ===========    ===========
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                            40 Weeks Ended
                                                                                   -------------------------------
                                                                                   November 7,         November 8,
(In thousands)                                                                           1998                1997
                                                                                   -----------         -----------
Cash flows from operating activities:
     Income (loss) before extraordinary charge                                     $   (57,442)        $    80,630
     Adjustments to reconcile income (loss) before extraordinary charge to net cash provided by operating activities:
          Depreciation and amortization of property and equipment                      270,039             141,807
          Amortization of goodwill                                                      66,166               8,269
          Deferred lease transactions                                                   (9,791)             (8,884)
          Merger related asset write-offs                                               89,231                   -
          Deferred income taxes                                                         26,586              (1,140)
          Changes in operating assets and liabilities:
           Receivables                                                                  (4,740)            (10,156)
           Inventories                                                                (170,119)           (189,050)
           Other current assets                                                         12,896              12,780
           Accounts payable                                                            198,018             138,750
           Accrued expenses and other liabilities                                          (98)             (5,953)
           Income taxes                                                                 19,628               6,235
          Other                                                                         16,930                 (35)
                                                                                   -----------         -----------
Net cash provided by operating activities                                              457,304             173,253
Cash flows from investing activities:
     Cash acquired in acquisitions                                                      66,519              71,476
     Payments made for acquisitions                                                   (173,847)           (419,402)
     Purchases of property and equipment                                              (497,616)           (250,302)
     Proceeds from sale of property and equipment                                       23,028              64,625
     Other                                                                             (27,096)              5,375
                                                                                   -----------         -----------
Net cash used for investing activities                                                (609,012)           (528,228)
Cash flows from financing activities:
     Issuance of common stock - net                                                     59,377             223,679
     Net increase in notes receivable                                                      319                 928
     Payment of deferred financing fees                                                (69,571)                  -
     Long-term financing:
        Borrowings                                                                   4,514,075           1,989,653
        Repayments                                                                  (4,288,488)         (1,728,105)
     Other                                                                               4,730                   -
                                                                                   -----------         -----------
Net cash provided by financing activities                                              220,442             486,155
                                                                                   -----------         -----------
Net increase in cash and cash equivalents for the period                                68,734             131,180
Cash and cash equivalents at beginning of year                                         117,311              63,340
                                                                                   -----------         -----------
Cash and cash equivalents at end of period                                         $   186,045         $   194,520
                                                                                   ===========         ===========


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Organization

          Fred Meyer, Inc., a Delaware corporation, collectively with its subsidiaries ("Fred Meyer" or the "Company") is one of the largest food retailers in the United States, operating 830 supermarkets and multi-department stores located primarily in the Western portion of the United States. The Company operates multiple formats that appeal to customers across a wide range of income brackets including stores under the following banners: Fred Meyer, Smith's Food & Drug Centers, Smitty's, QFC, Ralphs, and Food 4 Less.

2.   Recent Events

          On October 19, 1998, the Company announced the signing of a definitive merger agreement with The Kroger Co. ("Kroger"), the largest retail grocery chain in the United States. On that date, Kroger operated 1,398 food stores, 802 convenience stores and 34 manufacturing facilities that manufacture products for sale in all Kroger divisions, as well as to external customers. Under the terms of the merger agreement, Fred Meyer stockholders will receive one newly issued share of Kroger common stock for each share of Fred Meyer common stock. The transaction will be accounted for as a pooling of interests. It is expected to close in early 1999 subject to approval of Kroger and Fred Meyer stockholders and antitrust and other regulatory authorities and customary closing conditions. In anticipation of the intended merger with Kroger, the Company has secured approval from its banks to amend its 1998 Senior Credit Facility (as defined herein) as well as its operating lease facility. These proposed amendments are subject to completion of the merger and will be guaranteed by Kroger. The Company's outstanding senior notes due 2003 through 2008 are expected to remain outstanding after the merger. Additional information regarding the merger can be found in the Company's current report on Form 8-K dated October 20, 1998.

          On December 6, 1998, Ralphs Grocery Company, a subsidiary of the Company, sold 38 grocery stores located in Kansas and Missouri to Associated Wholesale Grocers, Inc., a member-owned grocery cooperative.

3.   Acquisitions

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

                                                             Fred Meyer        QFC          Total
                                                             Historical     Historical     Company
                                                             ----------     ----------     -------

     12 Weeks Ended November 8, 1997

       Net sales                                             $1,460,372     $  485,171   $ 1,945,543
       Net income (loss)                                        (72,933)        10,388       (62,545)
       Diluted earnings (loss) per common share                   (0.89)          0.25         (0.51)

     40 Weeks Ended November 8, 1997

       Net sales                                              3,611,323      1,385,259     4,996,582
       Net income (loss)                                        (40,554)        29,974       (10,580)
       Diluted earnings (loss) per common share                   (0.64)          0.79         (0.10)

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

          In conjunction with the acquisitions of Ralphs/Food 4 Less and QFC, the Company entered into a settlement agreement with the State of California in which it agreed to divest 19 specific stores in Southern California to settle potential antitrust and unfair competition claims. Currently, the Company has sold five of the stores and has sale agreements or letters of intent on another 13 stores.

          On September 9, 1997, the Company succeeded to the businesses of Fred Meyer Stores, Inc. ("Fred Meyer Stores" and known as Fred Meyer, Inc. prior to September 9, 1997) and Smith's Food & Drug Centers, Inc. ("Smith's"). At the closing on September 9, 1997, Fred Meyer Stores and Smith's, a regional supermarket and drug store chain operating 152 stores in the Intermountain and Southwestern regions of the United States on that date, became wholly owned subsidiaries of the Company. The Company issued 1.05 shares of common stock of the Company for each outstanding share of Class A Common Stock and Class B Common Stock of Smith's and one share of common stock of the Company for each outstanding share of common stock of Fred Meyer Stores.

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

          Additionally, the Company completed the acquisition of food and fine jewelry stores during the 40 weeks ended November 7, 1998. On October 4, 1998, the Company acquired 123 Littman Jewelers and 9 Barclays Jewelers stores located primarily in 10 states on the East coast. On October 1, 1998, the Company acquired 13 Albertson's and Buttrey grocery stores in Montana and

     Wyoming. These acquisitions were accounted for under the purchase method of accounting. The results of operations for these acquired stores do not have a material effect on the consolidated operating results, and therefore are not included in the pro forma data presented.

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

                                                                     40 Weeks Ended
                                                              -----------------------------
                                                              November 7,       November 8,
                                                                    1998              1997
                                                              -----------       -----------

     Net sales                                                $11,568,003       $11,285,962
     Income (loss) before extraordinary charge                   (118,210)           55,684
     Net loss                                                    (336,144)         (161,926)
     Diluted earnings per common share:
       Income (loss) before extraordinary charge                    (0.77)             0.37
       Net loss                                                     (2.19)            (1.06)

          The pro forma financial information does not reflect anticipated annualized operating savings and assumes all notes subject to the refinancings were redeemed pursuant to tender offers made. Additionally, each year includes an extraordinary charge of $217.9 million, net of the related tax benefit, on the extinguishment of debt as a result of refinancing certain debt. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of each period nor is it necessarily indicative of future operating results.

          The supplemental schedule of business acquisitions is as follows (in thousands):

                                                      40 Weeks Ended
                                                 ----------------------------
                                                 November 7,      November 8,
                                                       1998             1997
                                                 -----------      -----------

     Fair value of assets acquired               $ 2,165,950      $ 2,055,091
     Goodwill recorded                             2,397,030        1,221,141
     Value of stock issued                          (652,514)        (767,145)
     Liabilities assumed                          (3,736,619)      (2,089,685)
                                                 -----------      -----------
     Cash paid                                   $   173,847      $   419,402
                                                 ===========      ===========

4.   Summary of Significant Accounting Policies

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

          Fiscal Year--The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 1997 ended on January 31, 1998 ("1997") and fiscal year 1998 ends on January 30, 1999 ("1998"). As a result of its acquisition, QFC changed its year end to that of Fred Meyer beginning February 1, 1998, the first day of fiscal 1998. Revenues and expenses of QFC from the end of QFC's fiscal year 1997, ended on December 27, 1997, to February 1, 1998 (5 weeks) were immaterial and have been excluded from the statement of operations. Accordingly, net income of $3.3 million for that period has been added to retained earnings.

          Inventories--Inventories consist principally of merchandise held for sale and substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories on a first-in, first-out method, which approximates replacement cost, would have been higher by $66.9 million at November 7, 1998 and $51.8 million at January 31, 1998. The pretax LIFO charge in the third quarter was $4.1 million in 1998 and $2.1 million in 1997. The pretax LIFO charge for the first 40 weeks was $15.1 million in 1998 and $5.6 million in 1997.

          Goodwill--Goodwill is being amortized on a straight-line basis over 15 to 40 years. Goodwill recorded in connection with the acquisition of Ralphs/Food 4 Less, Smith's, Hughes, and KUI (see Note 3) is being amortized over 40 years. Goodwill recorded in connection with the Fox acquisition is being amortized over 15 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows.

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

          Earnings per Share--Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding which consist of outstanding stock options and warrants. Common equivalent shares are excluded from the diluted weighted average share and common equivalent shares outstanding for the first 40 weeks of 1998 due to the net loss.

          Reclassifications--Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on reported net income.

5.   Comprehensive Income

          Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported in a separate financial statement as a component of comprehensive income. Components of comprehensive income include net income (loss) and the income tax benefit the Company receives upon the exercise of stock options. Comprehensive income (loss) for the third quarter was $29.4 million in 1998 and $(60.4) million in 1997. Comprehensive loss for the first 40 weeks was $270.3 million in 1998 and $4.6 million in 1997.

6.   Long-term Debt

          Long-term debt consisted of the following (in thousands):

                                                                                November 7,   January 31,
                                                                                      1998          1998
                                                                                -----------   -----------

     1997 Senior Credit Facility                                                $         -    $1,300,000
     1998 Senior Credit Facility                                                  2,448,750             -
     Senior notes, unsecured, due 2003 through 2008, fixed interest               1,750,000             -
       rate from 7.15% to 7.45%
     QFC Credit Facility                                                                          214,293
     Commercial paper with maturities through February 10, 1999,                    628,075       367,156
       classified as long-term, interest rates of 5.78% to 6.10%
       at August 15, 1998
     QFC 8.7% Senior Subordinated Notes, principal due 2007 with                      3,065       150,000
       interest payable semi-annually
     Long-term notes secured by trust deeds, due through 2016,                       59,941        61,075
       interest rates from 5.00% to 10.50%
     Uncommitted bank borrowings classified as long-term                             85,000        79,000
     Ralphs senior subordinated notes, due 2002 through 2007,                        35,232             -
       fixed interest rates from 9.0% to 13.75%
     Ralphs senior notes, unsecured, due 2004, fixed interest rate                   13,458             -
       of 10.45%
     Other                                                                           70,475        29,448
                                                                                -----------     ---------
     Total                                                                        5,093,996     2,200,972
     Less current portion                                                            94,140        16,178
                                                                                -----------     ---------
     Total                                                                      $ 4,999,856    $2,184,794
                                                                                ===========    ==========

          In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, the Company entered into new financing arrangements that refinanced a substantial portion of the Company's principal debt facilities and indebtedness assumed in the acquisitions. The new financing arrangements included a new bank credit facility and a public issue of $1.75 billion senior unsecured notes. The new bank credit facility (the "1998 Senior Credit Facility") provided for a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term note. All indebtedness under the 1998 Senior Credit Facility is guaranteed by certain of the Company's subsidiaries and secured by the stock in the subsidiaries. The revolving portion of the 1998 Senior Credit Facility is available for general corporate purposes, including the support of the commercial paper program of the Company. Commitment fees are charged at .30% on the unused portion of the five-year revolving credit facility. Interest on the 1998 Senior Credit Facility is at Adjusted LIBOR plus a margin of 1.0%. At November 7, 1998, the weighted average interest rate on the five year term note and the amounts outstanding under the revolving credit facility were 6.5% and 6.3%, respectively.

          The unsecured senior notes issued on March 11, 1998, included $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38%, and $750 million of ten-year notes at 7.45% (the "Notes"). In connection with the issuance of the Notes, each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the Notes on a full and unconditional basis ("Subsidiary Guarantors"). The Subsidiary Guarantors are 100% wholly owned subsidiaries of the Company and constitute all of the Company's direct and indirect subsidiaries, other than inconsequential subsidiaries. The non-guaranteeing subsidiaries represent less than 3%, on an individual and aggregate basis, of the Company's consolidated assets, pretax income, cash flow and net investment in subsidiaries.

          The Company is a holding company with no independent operations or assets other than those relating to its investments in its subsidiaries. Separate financial statements of the Subsidiary Guarantors are not included because the guarantees are full and unconditional, the Subsidiary Guarantors are jointly and severally liable and the separate financial statements and other disclosures concerning the Subsidiary Guarantors are not deemed material to investors by management of the Company. No restrictions exist on the ability of the Subsidiary Guarantors to make distributions to the Company, except, however, the obligations of each Guarantor under its Guarantee are limited to the maximum amount as will result in obligations of such Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws).

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

          The Company has established uncommitted money market lines with five banks of $125.0 million. These lines, which generally have terms of approximately one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the 1998 Senior Credit Facility. The Company also has $900.0 million of unrated commercial paper facilities with four commercial banks. The Company has the ability to support commercial paper and other debt on a long-term basis through its bank credit facilities and therefore, based upon management's intent, has classified these borrowings, which totaled $713.1 million at November 7, 1998, as long-term debt.

          The Company on occasion enters into various interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At November 7, 1998, the Company had outstanding one collar agreement which expires on July 24, 2003 and effectively sets interest rate limits on a notional principal amount of $300.0 million on the Company's floating rate long-term debt. The agreement limits the interest rate fluctuation of the 3-month adjusted LIBOR (as defined in the collar agreement) to a range between 4.10% and 6.50% and requires quarterly cash settlements for interest rate fluctuations outside of the limits. As of November 7, 1998, the 3-month adjusted LIBOR was 5.38%. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate collar agreement. The Company requires an "A" or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

          Annual long-term debt maturities for the five fiscal years subsequent to November 7, 1998 are $18.1 million in 1998, $134.8 million in 1999, $240.9 million in 2000, $362.2 million in 2001, and 472.7 million in 2002.

          The Company recorded in the first 40 weeks of 1998 an extraordinary charge of $357.8 million less a $139.9 million income tax benefit which consisted of premiums paid in the prepayment of certain notes and bank facilities of Fred Meyer, QFC and Ralphs/Food 4 Less and the write-off of the related deferred financing costs.

7.   Commitments and Contingencies

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

RECENT EVENT

          On October 19, 1998, the Company announced the signing of a definitive merger agreement with The Kroger Co. ("Kroger"), the largest retail grocery chain in the United States. On that date, Kroger operated 1,398 food stores, 802 convenience stores and 34 manufacturing facilities that manufacture products for sale in all Kroger divisions, as well as to external customers. Under the terms of the merger agreement, Fred Meyer stockholders will receive one newly issued share of Kroger common stock for each share of Fred Meyer common stock. The transaction will be accounted for as a pooling of interests. It is expected to close in early 1999 subject to approval of Kroger and Fred Meyer stockholders and antitrust and other regulatory authorities and customary closing conditions. In anticipation of the intended merger with Kroger, the Company has secured approval from its banks to amend its 1998 Senior Credit Facility as well as its operating lease facility. These proposed amendments are subject to completion of the merger and will be guaranteed by Kroger. The Company's outstanding senior notes due 2003 through 2008 will remain outstanding after the merger. Additional information regarding the merger can be found in the Company's current report on Form 8-K dated October 20, 1998.

RESULTS OF OPERATIONS

          The following discussion summarizes the Company's operating results for 1998 compared with 1997. However, 1998 results are not comparable to prior year results due to the three recent acquisitions (See Note 3 of Notes to Consolidated Financial Statements). The 1998 results include the results from Fred Meyer Stores, Smith's and QFC for the full period and include Ralphs/Food 4 Less from March 10, 1998. The 1997 results include Fred Meyer Stores and QFC for the full period and Smith's from September 9, 1997.

Comparison of the 12 and 40 weeks ended November 7, 1998 with the 12 and 40 weeks ended November 8, 1997

          Net sales for the 12 weeks ended November 7, 1998 increased $1.5 billion to $3.5 billion from $2.0 billion for the 12 weeks ended November 8, 1997 and increased $6.0 billion to $11.0 billion in the 40 weeks ended November 7, 1998 from $5.0 billion in the 40 weeks ended November 8, 1997. The increases in sales were caused primarily by the recent acquisitions of Ralphs/Food 4 Less and Smith's. Sales at Smith's accounted for $203.9 million and $1.9 billion of the increases and Ralphs/Food 4 Less accounted for $1.5 billion and $4.3 billion of the increases for the 12 and 40 weeks ended November 7, 1998, respectively.

          Comparable store sales including the Ralphs/Food 4 Less and Smith's stores as if acquired at the beginning of the comparable periods and excluding the Hughes and Smitty's stores which are currently being converted to other formats increased 3.4% and 2.4% from the prior year for the 12 and 40 weeks ended November 7, 1998, respectively.

          Gross margin increased as a percentage of net sales from 29.6% for the 12 weeks ended November 8, 1997 to 30.0% for the 12 weeks ended November 7, 1998 and from 29.6% for the 40 weeks ended November 7, 1998 to 29.8% for the 40 weeks ended November 8, 1997. Increases in gross margin as a percent of sales were generated primarily from economies of scale resulting from the Company's increased sales offset almost entirely by changes in the Company's sales mix between food and nonfood. The amount of food sales, which have a lower gross margin percent, compared to total sales increased over the prior year due to the recent acquisitions.

          Operating and administrative expenses were $833.8 million and $488.7 million for the 12 weeks ended November 7, 1998 and November 8, 1997, respectively and were $2.7 billion and $1.3 billion for the 40 weeks ended November 7, 1998 and November 8, 1997, respectively. Operating and administrative expenses decreased as a percentage of sales 1.1% and 1.25% from the prior year for the 12 and 40 weeks ended November 7, 1998, respectively. The reduction of operating and administrative expenses as a percent of sales is due to economies of scale resulting from the Company's increased sales and lower operating and administrative expenses as a percent of sales at Smith's and Ralph's/Food 4 Less, which were recently acquired and are lower cost operations. Additionally, the Company benefited from the suspension of contributions to certain multi-employer pension and benefit plans totaling $15.2 million and $32.3 million in the 12 and 40 weeks ended November 7, 1998, respectively.

          Amortization of goodwill increased $16.4 million and $57.9 million from the prior year for the 12 and 40 weeks ended November 7, 1998, respectively, as a result of the recent acquisitions.

          Charges for merger related costs of $33.7 million and $290.7 million were recorded in the 12 and 40 weeks ended November 7, 1998 as a result of the recent acquisitions. Additional merger related costs will be recorded in future quarters as expenditures are incurred.

          Interest expense increased to $92.9 million from $30.2 million for the 12 weeks ended November 7, 1998 and November 8, 1997, respectively and increased to $284.7 million from $66.2 million for the 40 weeks ended November 7, 1998 and November 8, 1997, respectively. The increase in interest expense for the 12 and 40 week periods primarily reflect the increased amount of indebtedness assumed and/or incurred in conjunction with the acquisitions of Smith's and Ralphs/Food 4 Less.

          The effective tax rates are affected by increased goodwill amortization and certain merger costs which are not deductible for tax purposes. The effective tax rates for the income tax expense were 52.1% and 42.4% for the 12 weeks ended November 7, 1998 and November 8, 1997, respectively. For the 40 weeks ended November 7, 1998, the amount of nondeductible goodwill amortization and merger costs was greater than the loss before income tax which resulted in taxable income and income tax expense.

          Income (loss) before extraordinary charge was $29.2 million and $(57.4) million for the 12 and 40 weeks ended November 7, 1998, respectively, compared to $28.7 million and $80.6 million for the 12 and 40 weeks ended November 8, 1997, respectively. The changes are a result of the above mentioned factors.

          The extraordinary charges of $.3 million and $217.9 million for the 12 and 40 weeks ended November 7, 1998, respectively, consist of fees incurred in conjunction with the prepayment of certain indebtedness and the write-off of related debt issuance costs.

          Net income increased to $28.8 million for the 12 weeks ended November 7, 1998 from a net loss of $62.5 million for the 12 weeks ended November 8, 1997 and decreased to a loss of $275.4 million for the 40 weeks ended November 7, 1998 from a loss of $10.6 million for the 40 weeks ended November 8, 1997 primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

          The Company funded its working capital and capital expenditure needs in 1998 through internally generated cash flow and the issuance of unrated commercial paper, supplemented by borrowings under committed and uncommitted bank lines of credit and lease facilities.

          Cash provided by operating activities was $457.3 million for the 40 weeks ended November 7, 1998 compared to $173.3 million for the 40 weeks ended November 8, 1997. The increase in cash provided from operating activities is due primarily to an improvement in operating income resulting from the recent acquisitions. The Company's principal use of cash during the period is for seasonal purchases of inventory. Because of the inventory turnover rate, the Company is able to finance a substantial portion of the increased inventory through trade payables.

          Cash used for investing activities was $609.0 million for the 40 weeks ended November 7, 1998 compared to $528.2 million for the 40 weeks ended November 8, 1997. The investing activities consisted primarily of capital expenditures and business acquisitions. Capital expenditures of $497.6 million in the current period were for the construction of new stores, remodeling existing stores and additions to distribution centers and offices. During the 40 weeks ended November 7, 1998, the Company opened 17 new stores and completed the remodel of 72 stores. The Company intends to use the combination of cash flows from operations and borrowings under its credit facilities to finance its capital expenditure requirements for 1998, currently budgeted to be approximately $750.0 million, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity. The Company currently owns real estate with a net book value of approximately $1.6 billion.

          Additionally, the Company completed several business acquisitions which resulted in the use of cash for investing activities. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the Company's acquisitions.

          Cash provided by financing activities was $220.4 million for the 40 weeks ended November 7, 1998. The financing activities consisted primarily of cash receipts on the exercise of stock options, principal payments on long-term debt and capital leases, and activity related to the debt refinancing completed in conjunction with the acquisitions of Ralphs/Food 4 Less and QFC.

          On March 11, 1998 the Company entered into new financing arrangements which included a public issue of $1.75 billion of senior unsecured notes (the "Notes") and a bank credit facility (the

     "1998 Senior Credit Facility"). The 1998 Senior Credit Facility included a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term loan. The Notes consisted of $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38% and $750 million of ten-year notes at 7.45%. Each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the Notes on a full and unconditional basis. No restrictions exist on the ability of the Subsidiary Guarantors to make distributions to the Company, except, however, the obligations of each Subsidiary Guarantor under its Guarantee are limited to the maximum amount as will result in obligations of such Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws). The obligations of the Company under the 1998 Senior Credit Facility are guaranteed by certain subsidiaries and are also collateralized by the stock of certain subsidiaries.

          In addition to the 1998 Senior Credit Facility and Notes, the Company entered into a $500 million five-year operating lease facility, which refinanced $303 million in existing lease financing facilities. At November 7, 1998, $332.0 million was outstanding on this lease facility. The remaining balance of this lease facility will be used for land acquisition and construction costs for new stores. The obligations of the Company under the lease facility are guaranteed by certain subsidiaries and are also collateralized by the stock of certain subsidiaries.

          At November 7, 1998, the Company had $125.0 million of uncommitted money market lines with five banks and $900.0 million in unrated commercial paper facilities with four banks. The uncommitted money market lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing existing store remodeling, acquisition of land, and major projects such as management information systems. At November 7, 1998, a total of approximately $265.6 million was available for borrowings under the 1998 Senior Credit Facility and the commercial paper facilities and $40.0 million was available for borrowings from the uncommitted money market lines.

          See Note 6 of Notes to Consolidated Financial Statements for a discussion of the Company's interest rate swap, cap and collar agreements.

          The Company had $44.3 million of outstanding Letters of Credit as of November 7, 1998. The Letters of Credit are used to support the importation of goods and to support the performance, payment, deposit or surety obligations of the Company.

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

Year 2000

          The Company and each of its subsidiaries are dependent on computer hardware, software, systems, and processes ("Information Technology") and non-information technology systems such as telephones, clocks, scales, and refrigeration units or other equipment containing embedded microprocessor technology ("Non-IT Systems") in several critical operating areas, including store and distribution operations, product merchandise and procurement, manufacturing plant operations, inventory and labor management, and accounting.

          The Company is currently working to resolve the potential effect of the year 2000 on the processing of date-sensitive information within these various systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Company programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in a miscalculation or system failure. The date issue also applies to equipment with embedded microprocessor chips.

          The Company has developed a plan (the "Plan") to access and update its Information Technology systems and Non-IT Systems for year 2000 readiness and to provide for continued functionality. The Plan focuses on critical business areas, which are separated into three major categories: (1) Information Technology, which includes all hardware and software on all processing platforms; (2) merchandise and external entities, including product suppliers, service providers, and those with whom the Company exchanges information; and (3) Non-IT Systems. Additionally, the Plan consists of three phases: (1) creating an inventory of systems and assessing the scope of the year 2000 problem as it relates to those systems; (2) remediating any year 2000 problems; and (3) testing and implementing systems following remediation.

          The following table estimates the Company's completion status for each phase of the Plan as of November 7, 1998, based on information currently available:

                                                                  Percent Complete
                                                           -------------------------------
                                              Category     Phase 1     Phase 2     Phase 3
                                              --------     -------     -------     -------

     Information Technology                      1             83%         55%         28%
     Merchandise and external entities           2             63%         28%          3%
     Non-IT Systems                              3             63%         15%          5%

          Phase 1 is expected to be completed by the end of the first quarter of 1999 for all three categories. Phase 2 and 3 will continue throughout calendar 1999. Systems are regularly monitored and procedures are in place to detect potential re-introduction of date problems.

          The Company's management is currently formulating contingency plans in the event that any critical elements of the Plan should fail, or any of the Company's vendors or service providers fail to be year 2000 ready. The contingency plans may be implemented to minimize the risk of interruption of the Company's business. We expect that contingency plans will be completed by the end of the third quarter of 1999.

          The Company's principal vendors, service providers, and other third parties on which the Company relies for business operations have been contacted for a status on year 2000 readiness. Based on the Company's assessment of their responses, the Company believes that many of its principal vendors, service providers and other third parties are taking action for year 2000 readiness. However, the Company has limited ability to test and control such third parties' year 2000 readiness and no assurance can be given that failure of such third parties to address the year 2000 issue will not cause an interruption of the Company's business.

          The Company expects the Plan for critical systems to be substantially completed during the fourth calendar quarter of 1999. However, the Company's ability to timely execute its Plan may be adversely affected by a variety of factors, some of which are beyond the Company's control, including the potential for unforeseen implementation problems, delays in the delivery of products, and disruption of store operations resulting from a loss of power or communication links between stores, distribution centers, and headquarters. Based on currently available information, the Company is unable to determine if such interruptions are likely to have a material adverse effect on the Company's results of operations, liquidity, or financial condition.

          The Company has committed significant resources in connection with resolving its year 2000 issue. The total estimated costs of the Plan, exclusive of capital expenditures, are expected to be $25.0 to $30.0 million, of which approximately $3.0 million was expensed in 1997. Costs charged to operations for the 40 weeks ended November 7, 1998 totaled $4.0 million, which represents an immaterial portion of the Company's information services budget over the period. Estimated costs expected to be incurred and expensed are approximately $2.0 million in the fourth quarter of 1998 and $13.0 to $21.0 million thereafter.

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

          Leverage; Ability to Service Debt. The Company is highly leveraged. As of November 7, 1998, the Company has total indebtedness (including current maturities and capital lease obligations) of $5.3 billion. Total indebtedness consists of long-term debt, including borrowings under the 1998 Senior Credit Facilities, and the notes, and capitalized leases. Total indebtedness does not reflect certain commitments and contingencies of the Company, including operating leases under the lease facility and other operating lease obligations. The Company has significant interest and principal repayment obligations and significant rental payment obligations, and the ability of the Company to satisfy such obligations is subject to prevailing economic, financial and business conditions and to other factors, many of which are beyond the Company's control. A significant amount of the Company's borrowings and rental obligations bear interest at floating rates (including borrowings under the 1998 Senior Credit Facilities and obligations under the lease facility), which will expose the Company to the risk of increased interest and rental rates.

          Merger Integration. The significant increase in size of the Company's operations resulting from the recent mergers has substantially increased the demands placed upon the Company's management, including demands resulting from the need to integrate the accounting systems, management information systems, distribution systems, manufacturing facilities and other operations of Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less. In addition, the Company may experience additional unexpected costs from such integration and/or a loss of customers or sales as a result of the recent mergers. There is no assurance that the Company will be able to maintain the levels of operating efficiency which Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less had achieved separately prior to the mergers. The failure to successfully integrate the operations of the acquired businesses, the loss of key management personnel and the loss of customers or sales could each have a material adverse effect on the Company's results of operations or financial position.

          Ability to Achieve Intended Benefits of the Recent Mergers. Management believes that significant business opportunities and cost savings are achievable as a result of the Smith's, QFC and Ralphs/Food 4 Less mergers. Management's estimates of cost savings are based upon many assumptions including future sales levels and other operating results, the availability of funds for capital expenditures, the timing of certain events as well as general industry and business conditions and other matters, many of which are beyond the control of the Company. Estimates are also based on a management consensus as to what levels of purchasing and similar efficiencies should be achievable by an entity the size of the Company. Estimates of potential cost savings are forward-looking statements that are inherently uncertain. Actual cost savings, if any, could differ from those projected and such differences could be material; therefore, undue reliance should not be placed upon such estimates. There is no assurance that unforeseen costs and expenses or other factors (whether arising in connection with the integration of the Company's operations or otherwise) will not offset the estimated cost savings or other components of the Company's plan or result in delays in the realization of certain projected cost savings.

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



          Forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to any forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         Not applicable.

                           Part II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits

         10.G Employment Agreement between Fred Meyer, Inc. and Robert G. Miller, as amended.

         10.N Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and George Golleher.

         10.R Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and certain officers.

         10.S Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and certain officers.

         27    Financial Data Schedule

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K dated October 18, 1998 to disclose information under Item 5 thereof. On November 5, 1998, the Company also filed a Form 8-K/A dated March 9, 1998 to amend certain financial statement information under Item 7.

                                   Signatures
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FRED MEYER, INC.


     Date:  December 18, 1998          By  JOHN STANDLEY
                                           -------------------------------------
                                           John Standley
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

   10.G Employment Agreement between Fred Meyer, Inc. and Robert G. Miller, as amended.

   10.N Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and George Golleher.

   10.R Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and certain officers.

   10.S Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and certain officers.

   27    Financial Data Schedule