Form 10-Q/A
period 1998-05-23
FRED MEYER INC
filed 1999-03-05
CIK 1043273

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

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

Items of Form 10-Q                                                          Page

Part I - FINANCIAL INFORMATION

      Item 1   Financial Statements .......................................... 3

      Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11


Part II - OTHER INFORMATION

      Item 6   Exhibits and Reports on Form 8-K...............................16


Signatures ...................................................................17

                         Part I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


Item 1. Financial Statements.

Consolidated Statements of Income (Unaudited)

                                                                                16 Weeks Ended
                                                                          ---------------------------
                                                                               May 23,         May 24,
(In thousands, except per share data)                                            1998            1997
                                                                          -----------     -----------
Net sales                                                                 $ 4,040,448     $ 1,593,437
Cost of goods sold                                                          2,855,193       1,121,353
                                                                          -----------     -----------
Gross margin                                                                1,185,255         472,084

Operating and administrative expenses                                         988,676         415,784
Amortization of goodwill                                                       22,302           1,003
Merger related costs                                                          158,501               -
                                                                          -----------     -----------
Income (loss) from operations                                                  15,776          55,297
Interest expense                                                               99,811          18,648
                                                                          -----------     -----------
Income (loss) before income taxes and extraordinary charge                    (84,035)         36,649
Provision (benefit) for income taxes                                          (15,453)         14,136
                                                                          -----------     -----------
Income (loss) before extraordinary charge                                     (68,582)         22,513
Extraordinary charge, net of taxes                                           (216,441)
                                                                          -----------     -----------
Net income (loss)                                                         $  (285,023)    $    22,513
                                                                          ===========     ===========
Basic earnings per common share:
  Income (loss) before extraordinary charge                               $     (0.47)    $      0.27
  Extraordinary charge                                                          (1.49)
                                                                          -----------     -----------
  Net income (loss)                                                       $     (1.96)    $      0.27
                                                                          ===========     ===========
  Basic weighted average number of common
    shares outstanding                                                        145,141          84,758
                                                                          ===========     ===========
Diluted earnings per common share:
  Income (loss) before extraordinary charge                               $     (0.47)    $      0.25
  Extraordinary charge                                                          (1.49)
                                                                          -----------     -----------
  Net income (loss)                                                       $     (1.96)    $      0.25
                                                                          ===========     ===========
  Diluted weighted average number of common and
    common equivalent shares outstanding                                      145,141          88,335
                                                                          ===========     ===========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                     May 23,     January 31,
(In thousands)                                                                         1998            1998
                                                                                -----------     -----------
Assets

Current assets:
     Cash and cash equivalents                                                  $   163,773     $   117,311
     Receivables                                                                    123,745         108,496
     Inventories                                                                  1,795,974       1,240,866
     Prepaid expenses and other                                                      51,060          70,536
     Current portion of deferred taxes                                              253,178          90,804
                                                                                -----------     -----------
Total current assets                                                              2,387,730       1,628,013

Property and equipment--net                                                       3,500,583       2,432,040

Other assets:
     Goodwill--net                                                                3,593,444       1,279,130
     Long-term deferred tax assets                                                  222,271               -
     Other                                                                          167,633          83,753
                                                                                -----------     -----------
Total other assets                                                                3,983,348       1,362,883
                                                                                -----------     -----------
Total assets                                                                    $ 9,871,661     $ 5,422,936
                                                                                ===========     ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Bank overdrafts                                                            $   298,083     $   175,799
     Accounts payable                                                               863,339         590,879
     Current portion of long-term debt and lease obligations                         44,967          19,650
     Accrued expenses and other                                                   1,082,143         407,167
                                                                                -----------     -----------
Total current liabilities                                                         2,288,532       1,193,495

Long-term debt                                                                    4,815,013       2,184,794
Capital lease obligations                                                           189,886          82,782
Deferred lease transactions                                                          34,659          38,556
Deferred income taxes                                                                     -          83,183
Other long-term liabilities                                                         437,608         137,766

Stockholders' equity
     Common stock                                                                     1,526           1,288
     Additional paid-in capital                                                   1,861,676       1,173,760
     Notes receivable from officers                                                    (359)           (298)
     Unearned compensation                                                           (3,255)           (466)
     Retained earnings                                                              246,375         528,076
                                                                                -----------     -----------
Total stockholders' equity                                                        2,105,963       1,702,360
                                                                                -----------     -----------
Total liabilities and stockholders' equity                                      $ 9,871,661     $ 5,422,936
                                                                                ===========     ===========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                          16 Weeks Ended
                                                                                    ---------------------------
                                                                                         May 23,         May 24,
(In thousands)                                                                             1998            1997
                                                                                    -----------     -----------
Cash flows from operating activities:
     Income (loss) before extraordinary charge                                      $   (68,582)    $    22,513
     Adjustments to reconcile income (loss) before extraordinary charge to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                         106,198          46,236
        Amortization of goodwill                                                         22,302           1,003
        Deferred lease transactions                                                      (3,977)         (4,771)
        Deferred income taxes                                                           (17,803)            300
        Changes in operating assets and liabilities:
          Receivables                                                                    (8,114)          2,969
          Inventories                                                                   (27,302)        (20,078)
          Other current assets                                                           32,639          11,136
          Accounts payable                                                               53,019           5,302
          Accrued expenses                                                               (5,143)          7,503
          Income taxes                                                                        -           3,946
          Other liabilities                                                               8,137             272
        Other                                                                             9,821             253
                                                                                    -----------     -----------
Net cash provided by operating activities                                               101,195          76,584

Cash flows from investing activities:
     Cash acquired in acquisitions                                                       83,203               -
     Payments made for acquisitions                                                           -        (394,134)
     Purchases of property and equipment                                               (121,186)       (121,165)
     Proceeds from sale of property and equipment                                         9,996           5,465
     Other                                                                               10,108            (874)
                                                                                    -----------     -----------
Net cash used for investing activities                                                  (17,879)       (510,708)

Cash flows from financing activities:
     Issuance of common stock - net                                                      29,828         206,789
     Collection of notes receivable                                                         962               -
     Increase in notes receivable                                                             -            (139)
     Increase in bank overdrafts                                                         23,171          21,489
     Payment of deferred financing fees                                                 (65,566)              -
     Long-term financing:
        Borrowings                                                                    4,168,900         454,257
        Repayments                                                                   (4,189,167)       (197,400)
     Other                                                                               (4,982)              -
                                                                                    -----------     -----------
Net cash provided by (used for) financing activities                                    (36,854)        484,996
                                                                                    -----------     -----------
Net increase in cash and cash equivalents for the period                                 46,462          50,872
Cash and cash equivalents at beginning of year                                          117,311          63,340
                                                                                    -----------     -----------
Cash and cash equivalents at end of period                                          $   163,773     $   114,212
                                                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

        Amended Form 10-Q--The Company amended its first quarter 10-Q to revise the accounting for its plan to dispose of Santee Dairy. The amended 10-Q reflects a change in the accounting treatment to recognize the loss on disposition when a definitive agreement for the sale of the dairy has been reached. The original filing reflected management's estimate of the loss that is anticipated upon disposition of the dairy. The impact of the amendment on the first quarter 10-Q was a $44.3 million reduction of merger related costs and a corresponding decrease in net loss of $27.0 million.

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

                                                                       Fred Meyer           QFC         Total
                                                                       Historical    Historical       Company
                                                                       ----------    ----------    ----------
     First Quarter of 1998

       Net sales                                                       $3,460,519    $  579,929    $4,040,448
       Loss before extraordinary charge                                   (65,202)       (3,380)      (68,582)
       Net loss                                                          (265,430)      (19,593)     (285,023)
       Diluted earnings per common share
         Loss before extraordinary charge                                   (0.63)        (0.08)        (0.47)
         Net loss                                                           (2.56)        (0.47)        (1.96)

     First Quarter of 1997

       Net sales                                                        1,193,936       399,501     1,593,437
       Net income                                                          13,259         9,254        22,513
       Diluted earnings per common share                                     0.24          0.28          0.25

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


2.   Comprehensive Income

        Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported in a separate financial statement as a component of comprehensive income. Components of comprehensive income include net income (loss) and the income tax benefit the Company receives upon the exercise of stock options. Comprehensive income (loss) was $(283.5) million in the first quarter of 1998 and $25.7 million in the first quarter of 1997.


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

                                                                             16 Weeks Ended
                                                                      ---------------------------
                                                                          May 23,          May 24,
                                                                            1998             1997
                                                                      ----------       ----------
     Net sales                                                        $4,585,980       $4,493,501
     Income before extraordinary charge                                 (129,350)          22,154
     Net income (loss)                                                  (345,791)        (194,287)
     Diluted earnings per common share:
       Income before extraordinary charge                                  (0.85)            0.15
       Net income (loss)                                                   (2.27)           (1.31)

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

        The supplemental schedule of business acquisition is as follows (in thousands):

                                                                             16 Weeks Ended
                                                                      ---------------------------
                                                                          May 23,          May 24,
                                                                            1998             1997
                                                                      ----------       ----------
     Fair value of assets acquired                                    $2,053,601       $  456,685
     Goodwill recorded                                                 2,314,299          194,414
     Value of stock issued                                              (652,514)         (36,965)
     Liabilities assumed                                              (3,715,386)        (220,000)
                                                                      ----------       ----------
     Cash paid                                                        $        -       $  394,134
                                                                      ==========       ==========

4. Long-term Debt

        Long-term debt consisted of the following (in thousands):

                                                                                                    May 23,   January 31,
                                                                                                      1998          1998
                                                                                                ----------    ----------
      1997 Senior Credit Facility                                                                             $1,300,000
      1998 Senior Credit Facility                                                               $2,415,000
      Senior notes, unsecured, due 2003 through 2008, fixed interest rate
        from 7.15% to 7.45%                                                                      1,750,000
      QFC Credit Facility                                                                                        214,293
      Commercial paper with maturities through July 1, 1998, classified as
        long-term, interest rates of 5.63% to 6.30% at January 31, 1998                            483,674       367,156
      QFC 8.7% Senior Subordinated Notes, principal due 2007 with interest
        payable semi-annually                                                                                    150,000
      Long-term notes secured by trust deeds, due through 2012, fixed interest
        rates from 9.00% to 9.52%                                                                   68,227        67,875
      Uncommitted bank borrowings classified as long-term                                                         79,000
      Senior subordinated notes, due 2002 through 2007, fixed interest rates
        from 9.0% to 13.75%                                                                         49,470
      Senior notes, unsecured, due 2000 through 2004, fixed interest rate
        of 10.45%                                                                                   18,391
      Other                                                                                         34,935        22,648
                                                                                                ----------    ----------
      Total                                                                                      4,819,697     2,200,972
      Less current portion                                                                           4,684        16,178
                                                                                                ----------    ----------
      Total                                                                                     $4,815,013    $2,184,794
                                                                                                ==========    ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company amended its first quarter 10-Q to revise the accounting for its plan to dispose of Santee Dairy. The amended 10-Q reflects a change in the accounting treatment to recognize the loss on disposition when a definitive agreement for the sale of the dairy has been reached. The original filing reflected management's estimate of the loss that is anticipated upon disposition of the dairy. The impact of the amendment on the first quarter 10-Q was a $44.3 million reduction of merger related costs and a corresponding decrease in net loss of $27.0 million.


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

         Gross margin as a percent of net sales was 29.3% in 1998 compared with 29.6% in 1997. Gross margin decreased primarily due to the increase in food sales compared to total sales as a result of the acquisitions.

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

         A charge for merger related costs and merger integration costs of $158.5 million was recorded in 1998 in conjunction with the recent acquisitions. Additional merger integration charges will be recorded in future quarters as expenditures are incurred.

         Net interest expense increased to $99.8 million in 1998 from $18.6 million in 1997. The increase primarily reflects the increased amount of indebtedness incurred in conjunction with the acquisition of Smith's and Ralphs/Food 4 Less.

         The effective tax rate for the income tax benefit in 1998 was 18.4% and for the income tax expense in 1997 was 38.6%. The effective tax rate on the loss in 1998 was reduced by the effect of increased amortization of goodwill and certain merger costs which are not deductible for tax purposes.

         The loss before extraordinary charge was $68.6 million for 1998 compared to income before extraordinary charge of $22.5 million for 1997. This decrease is primarily the result of the above-mentioned factors.

         The extraordinary charge of $216.4 million recorded in 1998 consists of fees incurred in the prepayment of certain indebtedness and write-off of debt issuance costs.

         The net loss was $285.0 million for 1998 compared to net income of $22.5 million for 1997. This decrease is primarily the result of the decrease in income before extraordinary charge and by the extraordinary charge.


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


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         3A* Restated Certificate of Incorporation, as amended, of Fred Meyer, Inc.

         11    Restated Statement Re Computation of Per Share Earnings.

         27A   Restated Financial Data Schedule.

         27C*  Restated Financial Data Schedule for each fiscal quarter of 1996.

         27D*  Restated Financial Data Schedule for each fiscal quarter of 1997.

         * Previously filed with the Form 10-Q or Amendment No. 1 to which this Amendment No. 2 relates.

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

                                       FRED MEYER, INC.





     Date:  March 4, 1999              By JOHN STANDLEY
                                          --------------------------------------
                                          John Standley
                                          Senior Vice President and
                                          Chief Financial Officer