Form 10-Q/A
period 1998-08-15
FRED MEYER INC
filed 1999-03-05
CIK 1043273

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

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................12


Part II - OTHER INFORMATION

      Item 6   Exhibits and Reports on Form 8-K...............................18


Signatures ...................................................................19

                         Part I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


Item 1. Financial Statements.


Consolidated Statements of Income (Unaudited)

                                                                             12 Weeks Ended                  28 Weeks Ended
                                                                      ---------------------------     ---------------------------
                                                                        August 15,      August 16,      August 15,      August 16,
(In thousands, except per share data)                                        1998            1997            1998            1997
                                                                      -----------     -----------     -----------     -----------
Net sales                                                             $ 3,504,932     $ 1,457,602     $ 7,545,380     $ 3,051,039
Cost of goods sold                                                      2,459,118       1,023,820       5,314,311       2,145,173
                                                                      -----------     -----------     -----------     -----------
Gross margin                                                            1,045,814         433,782       2,231,069         905,866

Operating and administrative expenses                                     845,794         367,783       1,834,470         783,567
Amortization of goodwill                                                   20,934             752          43,236           1,755
Merger related costs                                                       47,557               -         206,058               -
                                                                      -----------     -----------     -----------     -----------
Income from operations                                                    131,529          65,247         147,305         120,544
Interest expense                                                           91,964          17,367         191,775          36,015
                                                                      -----------     -----------     -----------     -----------
Income (loss) before income taxes and extraordinary charge                 39,565          47,880         (44,470)         84,529
Provision for income taxes                                                 30,618          18,428          15,165          32,564
                                                                      -----------     -----------     -----------     -----------
Income (loss) before extraordinary charge                                   8,947          29,452         (59,635)         51,965
Extraordinary charge, net of taxes                                         (1,169)             -         (217,610)              -
                                                                      -----------     -----------     -----------     -----------
Net income (loss)                                                     $     7,778     $    29,452     $  (277,245)    $    51,965
                                                                      ===========     ===========     ===========     ===========
Basic earnings per common share:
  Income (loss) before extraordinary charge                           $      0.06     $      0.32     $     (0.40)    $      0.58
  Extraordinary charge                                                      (0.01)              -           (1.46)              -
                                                                      -----------     -----------     -----------     -----------
  Net income (loss)                                                   $      0.05     $      0.32     $     (1.86)    $      0.58
                                                                      ===========     ===========     ===========     ===========
  Basic weighted average number of common
    shares outstanding                                                    153,551          93,175         148,831          88,967
                                                                      ===========     ===========     ===========     ===========
Diluted earnings per common share:
  Income (loss) before extraordinary charge                           $      0.06     $      0.30     $     (0.40)    $      0.56
  Extraordinary charge                                                      (0.01)              -           (1.46)              -
                                                                      -----------     -----------     -----------     -----------
  Net income (loss)                                                   $      0.05     $      0.30     $     (1.86)    $      0.56
                                                                      ===========     ===========     ===========     ===========
  Diluted weighted average number of common and
    common equivalent shares outstanding                                  161,979          97,207         148,831          92,771
                                                                      ===========     ===========     ===========     ===========

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                  August 15,       January 31,
(In thousands)                                                                         1998              1998
                                                                                -----------       -----------
Assets

Current assets:
     Cash and cash equivalents                                                  $   165,955       $   117,311
     Receivables                                                                    113,439           108,496
     Inventories                                                                  1,732,003         1,240,866
     Prepaid expenses and other                                                      51,230            70,536
     Current portion of deferred taxes                                              227,433            90,804
                                                                                -----------       -----------
Total current assets                                                              2,290,060         1,628,013

Property and equipment--net                                                       3,488,608         2,432,040

Other assets:
     Goodwill--net                                                                3,557,732         1,279,130
     Long-term deferred tax assets                                                  221,083                 -
     Other                                                                          164,682            83,753
                                                                                -----------       -----------
Total other assets                                                                3,943,497         1,362,883
                                                                                -----------       -----------
Total assets                                                                    $ 9,722,165       $ 5,422,936
                                                                                ===========       ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                           $ 1,071,659       $   766,678
     Accrued expenses and other                                                   1,008,965           407,167
     Current portion of long-term debt and lease obligations                        102,134            19,650
                                                                                -----------       -----------
Total current liabilities                                                         2,182,758         1,193,495

Long-term debt                                                                    4,764,735         2,184,794
Capital lease obligations                                                           181,593            82,782
Deferred lease transactions                                                          33,080            38,556
Deferred income taxes                                                                     -            83,183
Other long-term liabilities                                                         422,562           137,766

Stockholders' equity:
     Common stock                                                                     1,544             1,288
     Additional paid-in capital                                                   1,885,337         1,173,760
     Notes receivable from officers                                                    (352)             (298)
     Unearned compensation                                                           (3,245)             (466)
     Retained earnings                                                              254,153           528,076
                                                                                -----------       -----------
Total stockholders' equity                                                        2,137,437         1,702,360
                                                                                -----------       -----------
Total liabilities and stockholders' equity                                      $ 9,722,165       $ 5,422,936
                                                                                ===========       ===========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (Unaudited)

                                                                                        28 Weeks Ended
                                                                                -----------------------------
                                                                                  August 15,        August 16,
(In thousands)                                                                         1998              1997
                                                                                -----------       -----------
Cash flows from operating activities:
     Income (loss) before extraordinary charge                                  $   (59,635)      $    51,965
     Adjustments to reconcile income (loss) before extraordinary charge to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                     191,940            86,365
        Amortization of goodwill                                                     43,236             1,755
        Deferred lease transactions                                                  (6,886)           (7,069)
        Merger related asset write-offs                                              78,027                 -
        Deferred income taxes                                                        12,223              (100)
        Changes in operating assets and liabilities:
          Receivables                                                                  (136)             (379)
          Inventories                                                                34,544           (25,108)
          Other current assets                                                       24,534             4,477
          Accounts payable                                                          (12,215)          (30,347)
          Accrued expenses and other liabilities                                    (16,211)           16,927
          Income taxes                                                               19,743            12,427
        Other                                                                        12,459            (3,015)
                                                                                -----------       -----------
Net cash provided by operating activities                                           321,623           107,898
Cash flows from investing activities:
     Cash acquired in acquisitions                                                   65,519            13,767
     Payments made for acquisitions                                                 (28,610)         (394,928)
     Purchases of property and equipment                                           (299,113)         (165,520)
     Proceeds from sale of property and equipment                                    22,829            56,499
     Other                                                                              588            (4,051)
                                                                                -----------       -----------
Net cash used for investing activities                                             (238,787)         (494,233)
Cash flows from financing activities:
     Issuance of common stock - net                                                  50,182           211,066
     Net increase in notes receivable                                                   503             1,024
     Payment of deferred financing fees                                             (67,442)                -
     Long-term financing:
        Borrowings                                                                4,226,107           431,931
        Repayments                                                               (4,248,560)         (208,289)
     Other                                                                            5,018                 -
                                                                                -----------       -----------
Net cash provided by (used for) financing activities                                (34,192)          435,732
                                                                                -----------       -----------
Net increase in cash and cash equivalents for the period                             48,644            49,397
Cash and cash equivalents at beginning of year                                      117,311            63,340
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $   165,955       $   112,737
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

                                                               Fred Meyer           QFC         Total
                                                               Historical    Historical       Company
                                                               ----------    ----------    ----------
     Second Quarter of 1997

       Net sales                                               $  957,015    $  500,587    $1,457,602
       Net income                                                  19,120        10,332        29,452
       Diluted earnings per common share                             0.34          0.25          0.30

     28 Weeks Ended August 16, 1997

       Net sales                                                2,150,951       900,088     3,051,039
       Net income                                                  32,379        19,586        51,965
       Diluted earnings per common share                             0.58          0.53          0.56

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

                                                                                  28 Weeks Ended
                                                                           ----------------------------
                                                                             August 15,       August 16,
                                                                                  1998             1997
                                                                           -----------      -----------
     Net sales                                                             $ 8,090,912      $ 7,924,375
     Income (loss) before extraordinary charge                                (120,403)          40,737
     Net loss                                                                 (338,013)        (176,873)
     Diluted earnings per common share:
       Income (loss) before extraordinary charge                                 (0.79)            0.27
       Net loss                                                                  (2.21)           (1.16)

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

        The supplemental schedule of business acquisitions is as follows (in thousands):

                                                                                  28 Weeks Ended
                                                                           ----------------------------
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
                                                                           ===========      ===========

3.   Summary of Significant Accounting Policies

        Amended Form 10-Q--The Company amended its second quarter 10-Q to revise the accounting for its plan to dispose of Santee Dairy. The amended 10-Q reflects a change in the accounting treatment to recognize the loss on disposition when a definitive agreement for the sale of the dairy has been reached. The original filing reflected management's estimate of the loss that is anticipated upon disposition of the dairy. The impact of the amendment on the second quarter 10-Q was a $44.3 million reduction of merger related costs and a corresponding decrease in net loss of $27.0 million for the 28 weeks ended August 15, 1998.

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


4.   Comprehensive Income

        Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported in a separate financial statement as a component of comprehensive income. Components of comprehensive income include net income (loss) and the income tax benefit the Company receives upon the exercise of stock options. Comprehensive income for the second quarter was $10.7 million in 1998 and $30.1 million in 1997. Comprehensive income (loss) for the first 28 weeks was $(272.8) million in 1998 and $55.8 million in 1997.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company amended its second quarter 10-Q to revise the accounting for its plan to dispose of Santee Dairy. The amended 10-Q reflects a change in the accounting treatment to recognize the loss on disposition when a definitive agreement for the sale of the dairy has been reached. The original filing reflected management's estimate of the loss that is anticipated upon disposition of the dairy. The impact of the amendment on the second quarter 10-Q was a $44.3 million reduction of merger related costs and a corresponding decrease in net loss of $27.0 million for the 28 weeks ended August 15, 1998.

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

         Gross margin increased slightly as a percentage of net sales from 29.8% for the 12 weeks ended August 16, 1997 to 29.9% for the 12 weeks ended August 15, 1998 and decreased slightly from 29.7% for the 28 weeks ended August 16, 1997 to 29.6% for the 28 weeks ended August 15, 1998. Increases in gross margin as a percent of sales were generated primarily from economies of scale resulting from the Company's increased sales offset almost entirely by changes in the Company's sales mix between food and nonfood. The amount of food sales, which have a lower gross margin percent, compared to total sales increased over the prior year due to the recent acquisitions.

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

         Charges for merger related costs of $47.6 million and $206.1 million were recorded in the 12 and 28 weeks ended August 15, 1998 as a result of the recent acquisitions. Additional merger related costs will be recorded in future quarters as expenditures are incurred.

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

         The effective tax rates are affected by increased goodwill amortization and certain merger costs which are not deductible for tax purposes. The effective tax rates for the income tax expense were 77.4% and 38.5% for the 12 weeks ended August 15, 1998 and August 16, 1997, respectively. For the 28 weeks ended August 15, 1998, the amount of nondeductible goodwill amortization and merger costs was greater than the loss before income tax which resulted in taxable income and income tax expense.

         Income (loss) before extraordinary charge was $8.9 million and $(59.6) million for the 12 and 28 weeks ended August 15, 1998, respectively, compared to $29.5 million and $52.0 million for the 12 and 28 weeks ended August 16, 1997, respectively. The changes are a result of the above mentioned factors.

         The extraordinary charges of $1.2 million and $217.6 million for the 12 and 28 weeks ended August 15, 1998, respectively, consist of fees incurred in conjunction with the prepayment of certain indebtedness and the write-off of related debt issuance costs.

         Net income decreased to $7.8 million for the 12 weeks ended August 15, 1998 from $29.5 million for the 12 weeks ended August 16, 1997 and decreased to a loss of $277.2 million for the 28 weeks ended August 15, 1998 compared to income of $52.0 million for the 28 weeks ended August 16, 1997 primarily due to the factors discussed above.

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

   (a)   Exhibits

         27    Restated Financial Data Schedule

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