Form 10-Q/A
period 1998-11-07
FRED MEYER INC
filed 1999-03-05
CIK 1043273

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

                                Table of Contents
--------------------------------------------------------------------------------

Items of Form 10-Q                                                          Page

Part I - FINANCIAL INFORMATION

     Item 1   Financial Statements .......................................     3

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    15


Part II - OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K............................    25


Signatures ...............................................................    26

                         Part I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


Item 1. Financial Statements.
----------------------------

     Consolidated Statements of Income (Unaudited)

                                                                       12 Weeks Ended                  40 Weeks Ended
                                                                ---------------------------     ---------------------------
                                                                November 7,     November 8,     November 7,     November 8,
(In thousands, except per share data)                                 1998            1997            1998           1997
                                                                -----------     -----------     -----------     -----------

Net sales                                                       $ 3,477,091     $ 1,945,543     $11,022,471     $ 4,996,582
Cost of goods sold                                                2,434,961       1,370,439       7,749,272       3,515,612
                                                                -----------     -----------     -----------     -----------
Gross margin                                                      1,042,130         575,104       3,273,199       1,480,970
Operating and administrative expenses                               833,836         488,660       2,668,306       1,272,227
Amortization of goodwill                                             22,930           6,514          66,166           8,269
Merger related costs                                                 31,484               -         237,542               -
                                                                -----------     -----------     -----------     -----------
Income from operations                                              153,880          79,930         301,185         200,474
Interest expense                                                     92,945          30,174         284,720          66,189
                                                                -----------     -----------     -----------     -----------
Income (loss) before income taxes and extraordinary charge           60,935          49,756          16,465         134,285
Provision for income taxes                                           31,771          21,091          46,936          53,655
                                                                -----------     -----------     -----------     -----------
Income (loss) before extraordinary charge                            29,164          28,665         (30,471)         80,630
Extraordinary charge, net of taxes                                     (324)        (91,210)       (217,934)        (91,210)
                                                                -----------     -----------     -----------     -----------
Net income (loss)                                               $    28,840     $   (62,545)    $  (248,405)    $   (10,580)
                                                                ===========     ===========     ===========     ===========
Basic earnings per common share:
  Income (loss) before extraordinary charge                     $      0.19     $      0.24     $     (0.20)    $      0.83
  Extraordinary charge                                                    -           (0.77)          (1.45)          (0.94)
                                                                -----------     -----------     -----------     -----------
  Net income (loss)                                             $      0.19     $     (0.53)    $     (1.65)    $     (0.11)
                                                                ===========     ===========     ===========     ===========
  Basic weighted average number of common
    shares outstanding                                              154,690         118,331         150,601          97,355
                                                                ===========     ===========     ===========     ===========
Diluted earnings per common share:
  Income (loss) before extraordinary charge                     $      0.18     $      0.23     $     (0.20)    $      0.79
  Extraordinary charge                                                    -           (0.74)          (1.45)          (0.89)
                                                                -----------     -----------     -----------     -----------
  Net income (loss)                                             $      0.18     $     (0.51)    $     (1.65)    $     (0.10)
                                                                ===========     ===========     ===========     ===========
  Diluted weighted average number of common and
    common equivalent shares outstanding                            162,127         123,546         150,601         101,562
                                                                ===========     ===========     ===========     ===========
See Notes to Consolidated Financial Statements.

     Consolidated Balance Sheets (Unaudited)

                                                                  November 7,     January 31,
(In thousands)                                                          1998            1998
                                                                 ------------     -----------
Assets

Current assets:
     Cash and cash equivalents                                   $    186,045     $   117,311
     Receivables                                                      140,291         108,496
     Inventories                                                    2,007,875       1,240,866
     Prepaid expenses and other                                        60,540          70,536
     Current portion of deferred taxes                                201,001          90,804
                                                                 ------------     -----------
Total current assets                                                2,595,752       1,628,013

Property and equipment--net                                         3,570,974       2,432,040

Other assets:
     Goodwill--net                                                  3,684,442       1,279,130
     Long-term deferred tax assets                                    272,573               -
     Other                                                            170,919          83,753
                                                                 ------------     -----------
Total other assets                                                  4,127,934       1,362,883
                                                                 ------------     -----------
Total assets                                                     $ 10,294,660     $ 5,422,936
                                                                 ============     ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                            $  1,294,311     $   766,678
     Accrued expenses and other                                     1,007,617         407,167
     Current portion of long-term debt and lease obligations          134,650          19,650
                                                                 ------------     -----------
Total current liabilities                                           2,436,578       1,193,495

Long-term debt                                                      4,999,856       2,184,794
Capital lease obligations                                             173,341          82,782
Deferred lease transactions                                            30,175          38,556
Deferred income taxes                                                       -          83,183
Other long-term liabilities                                           478,492         137,766

Stockholders' equity:
     Common stock                                                       1,550           1,288
     Additional paid-in capital                                     1,895,533       1,173,760
     Notes receivable from officers                                      (335)           (298)
     Unearned compensation                                             (3,236)           (466)
     Retained earnings                                                282,706         528,076
                                                                 ------------     -----------
Total stockholders' equity                                          2,176,218       1,702,360
                                                                 ------------     -----------
Total liabilities and stockholders' equity                       $ 10,294,660     $ 5,422,936
                                                                 ============     ===========
See Notes to Consolidated Financial Statements.

     Consolidated Statements of Cash Flows (Unaudited)

                                                                         40 Weeks Ended
                                                                 ----------------------------
                                                                  November 7,     November 8,
(In thousands)                                                          1998            1997
                                                                 ------------     -----------
Cash flows from operating activities:
     Income (loss) before extraordinary charge                   $    (30,471)    $    80,630
     Adjustments to reconcile income (loss)
       before extraordinary charge to net cash
       provided by operating activities:
        Depreciation and amortization of property and equipment       270,039         141,807
        Amortization of goodwill                                       66,166           8,269
        Deferred lease transactions                                    (9,791)         (8,884)
        Merger related asset write-offs                                80,360               -
        Deferred income taxes                                          43,903          (1,140)
        Changes in operating assets and liabilities:
          Receivables                                                  (4,740)        (10,156)
          Inventories                                                (170,119)       (189,050)
          Other current assets                                         12,896          12,780
          Accounts payable                                            198,018         138,750
          Accrued expenses and other liabilities                      (35,515)         (5,953)
          Income taxes                                                 19,628           6,235
        Other                                                          16,930             (35)
                                                                 ------------     -----------
Net cash provided by operating activities                             457,304         173,253
Cash flows from investing activities:
     Cash acquired in acquisitions                                     66,519          71,476
     Payments made for acquisitions                                  (173,847)       (419,402)
     Purchases of property and equipment                             (497,616)       (250,302)
     Proceeds from sale of property and equipment                      23,028          64,625
     Other                                                            (27,096)          5,375
                                                                 ------------     -----------
Net cash used for investing activities                               (609,012)       (528,228)
Cash flows from financing activities:
     Issuance of common stock - net                                    59,377         223,679
     Net increase in notes receivable                                     319             928
     Payment of deferred financing fees                               (69,571)              -
     Long-term financing:
        Borrowings                                                  4,514,075       1,989,653
        Repayments                                                 (4,288,488)     (1,728,105)
     Other                                                              4,730               -
                                                                 ------------     -----------
Net cash provided by financing activities                             220,442         486,155
                                                                 ------------     -----------
Net increase in cash and cash equivalents for the period               68,734         131,180
Cash and cash equivalents at beginning of year                        117,311          63,340
                                                                 ------------     -----------
Cash and cash equivalents at end of period                       $    186,045     $   194,520
                                                                 ============     ===========


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


                                                         Fred Meyer         QFC            Total
                                                         Historical      Historical       Company
                                                        ------------    ------------    -----------
12 Weeks Ended November 8, 1997
  Net sales                                             $ 1,460,372     $   485,171     $ 1,945,543
  Net income (loss)                                         (72,933)         10,388         (62,545)
  Diluted earnings (loss) per common share                    (0.89)           0.25           (0.51)
40 Weeks Ended November 8, 1997
  Net sales                                               3,611,323       1,385,259       4,996,582
  Net income (loss)                                         (40,554)         29,974         (10,580)
  Diluted earnings (loss) per common share                    (0.64)           0.79           (0.10)

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

                                                          40 Weeks Ended
                                                   ----------------------------
                                                   November 7,     November 8,
                                                         1998            1997
                                                   -----------     -----------
Net sales                                          $11,568,003     $11,285,962
Income (loss) before extraordinary charge              (91,239)         55,684
Net loss                                              (309,173)       (161,926)
Diluted earnings per common share:
  Income (loss) before extraordinary charge              (0.59)           0.37
  Net loss                                               (2.02)          (1.06)


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
                                                   ===========     ===========

     4.  Merger Related Costs

              The Company is in the process of implementing its plan to integrate its five primary operations (Fred Meyer Stores, Ralphs/Food 4 Less, Smith's, QFC and Hughes) resulting in merger related costs of $31.4 million and $237.5 million for the 12 and 40 weeks ended November 7, 1998. The integration plan includes the consolidation of distribution, information systems, and administrative functions, conversion of 78 store banners, closure of seven stores, and transaction costs incurred to complete the mergers. The costs were reported in the periods in which cash was expended except for $25.9 million that was accrued for liabilities incurred to exit certain activities and retain certain key employees and an $80.4 million charge to write-down certain assets. The following table presents components of the merger related costs by quarter for the 40 weeks ended November 7, 1998 (in thousands):

                                               16 Weeks     12 Weeks     12 Weeks     40 Weeks
                                                Ended        Ended        Ended        Ended
                                               May 23,      Aug 15,       Nov 7,       Nov 7,
                                                1998         1998         1998         1998
                                               --------     --------     --------     --------
 Charges recorded as cash expended
      Distribution consolidation               $ 10,717     $  1,900     $    321     $ 12,938
      Systems integration                        12,643        6,201       13,017       31,861
      Store conversions                          24,511       11,517        5,924       41,952
      Transaction costs                          29,215        2,839        1,138       33,192
      Store closures                                133                                    133
      Administration integration                  5,370        2,460        3,327       11,157
                                               --------     --------     --------     --------
                                                 82,589       24,917       23,727      131,233
 Noncash asset write-down
      Distribution consolidation                 28,588                                 28,588
      Systems integration                        18,722        2,000        2,333       23,055
      Store conversions
      Transaction costs
      Store closures                              6,959       18,532                    25,491
      Administration integration                  3,226                                  3,226
                                               --------     --------     --------     --------
                                                 57,495       20,532        2,333       80,360
 Accrued charges
      Distribution consolidation
      Systems integration                         1,445                                  1,445
      Store conversions
      Transaction costs                           1,581        2,108        2,108        5,797
      Store closures                              6,686                                  6,686
      Administration integration                  8,705                     3,316       12,021
                                               --------     --------     --------     --------
                                                 18,417        2,108        5,424       25,949
                                               --------     --------     --------     --------
 Total merger related costs                    $158,501     $ 47,557     $ 31,484     $237,542
                                               ========     ========     ========     ========
 Total charges
      Distribution consolidation               $ 39,305     $  1,900     $    321     $ 41,526
      Systems integration                        32,810        8,201       15,350       56,361
      Store conversions                          24,511       11,517        5,924       41,952
      Transaction costs                          30,796        4,947        3,246       38,989
      Store closures                             13,778       18,532                    32,310
      Administration integration                 17,301        2,460        6,643       26,404
                                               --------     --------     --------     --------
 Total merger related costs                    $158,501     $ 47,557     $ 31,484     $237,542
                                               ========     ========     ========     ========

              Distribution Consolidation--Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. The costs include a $28.6 million write-down to estimated net realizable value for the Hughes distribution center in Southern California. Net realizable value was determined by a market analysis. The facilities are held for sale and depreciation expense for the closed Hughes distribution facility has been suspended. Depreciation expense in the second and third quarter would have totaled $1.1 million if it had not been suspended. Efforts to dispose of the facilities are ongoing and a sale is expected in 1999. Also included are $12.9 million incurred for incremental labor during the closing of the distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

              Systems Integration--Represents the costs of integrating systems from QFC, Hughes and Smith's computer platforms into Fred Meyer and Ralphs' platforms and the related conversion of all corporate office and store systems. The asset write-down of $23.1 million includes $17 million for computer equipment and related software that have been abandoned and $6 million associated with computer equipment at QFC which is being written off over one year at which time it will be abandoned. Costs totaling $31.8 million were expensed as incurred and includes $16.7 million of incremental operating costs, principally labor, during the conversion process, $9.5 million paid to third parties, and $5.0 million of training costs. Also included are severance costs for system employees who will be terminated as the integration is completed.

              Store Conversions--Includes the costs to convert 55 Hughes stores to the Ralphs' banner, 15 Smitty's stores to the Fred Meyer banner, five QFC stores to the Fred Meyer banner, and three Fred Meyer stores to the Smith's banner. As of November 7, 1998, the conversion of the Hughes and QFC stores was substantially complete. Costs totaling $42.0 million represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services which were expensed as incurred.

              Transaction Costs--Represents $33.2 million for fees paid to outside parties and employee bonuses that were contingent upon the completion of the mergers and $5.8 million for an employee stay bonus program. The stay bonus program is being accrued ratably over the stay period and will be paid in the fourth quarter of 1998.

              Store Closures--Includes the costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). Annual sales and operating income for the four duplicate facilities and three AG Stores are approximately $133 million and $3 million, respectively. The asset write-down represents $6.0 million of book value in excess of sale proceeds, $18.5 million for the write-off of the goodwill associated with the AG Stores, and $6.7 million of lease termination costs. As of November 7, 1998, all stores were closed or sold except for three AG Stores which are expected to be sold in the fourth quarter of fiscal 1998. The net book value on the AG Stores representing building, fixtures and equipment was written down to an estimated net realizable value of $5.7 million. Depreciation expense continues to be recorded at the historical rate.

              Administration Integration--Includes $14.7 million for labor and severance costs of which $9.0 million has been expended and the employees have been terminated and $9.4 million to conform accounting policies of QFC and Hughes to Fred Meyer, including the calculation of bad debt and costs for real estate transactions.

              The following table presents the activity in the reserve accounts for the 40 weeks ended November 7, 1998. The beginning balance was zero (in thousands):

                                                        Cash payments
                                              ----------------------------------
                                              16 Weeks     12 Weeks     12 Weeks                 Reserve
                                  Charged      Ended        Ended        Ended                   Balance
                                     to       May 23,      Aug 15,       Nov 7,                  at Nov 7,
                                  Expense      1998         1998         1998        Reclass     1998
                                  -------     --------     --------     --------     -------     ---------
Systems integration
      Severance                   $ 1,445                                                        $ 1,445
Transaction costs
      Stay bonus program            5,797                                                          5,797
Store closures
     Lease obligation               6,686     $     23     $    746     $    511                   5,406
Administration integration
      Severance                    12,021        2,681        1,090        3,812                   4,438
                                  -------     --------     --------     --------     -------     -------
Total amounts included in
  Current Liabilities             $25,949     $  2,704     $  1,836     $  4,323     $     -     $17,086
                                  =======     ========     ========     ========     =======     =======


              Severance--Severance relates to 183 Hughes administrative employees in Southern California and 75 QFC administrative employees in Seattle. As of November 7, 1998, all of the Hughes employees have been terminated. The QFC employees have been notified of their terminations on various dates ranging from February 15, 1999 to December 31, 1999. Under severance agreements, the amount of severance will be paid over a period following the date of termination.

              Lease Obligation--Following the merger, the Company closed a QFC store in the first quarter and agreed to dispose of the AG Stores under a settlement agreement with the State of California. The lease obligation represents future contractual lease payments on these stores over the expected holding period, net of any sublease income. The Company is actively marketing the stores to potential buyers and sub-lease tenants. The disposition of the AG Stores is expected to occur in the fourth quarter of fiscal 1998.

              Stay Bonus Program--Represents amounts to be paid under a stay bonus program in the fourth quarter of fiscal 1998.

     5.  Summary of Significant Accounting Policies

              Amended Form 10-Q--The Company amended its third quarter 10-Q to revise the accounting for its plan to dispose of Santee Dairy. The amended 10-Q reflects a change in the accounting treatment to recognize the loss on disposition when a definitive agreement for the sale of the dairy has been reached. The original filing reflected management's estimate of the loss that is anticipated upon disposition of the dairy. The impact of the amendment on the third quarter 10-Q was a $44.3 million reduction of merger related costs and a corresponding decrease in net loss of $27.0 million for the 40 weeks ended November 7, 1998.

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

     6.  Comprehensive Income

              Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires items previously reported as a component of stockholders' equity to be more prominently reported in a separate financial statement as a component of comprehensive income. Components of comprehensive income include the following (in thousands):

                                            12 Weeks Ended                 40 Weeks Ended
                                      -------------------------      -------------------------
                                      November 7,    November 8,     November 7,    November 8,
                                            1998           1997            1998           1997
                                      ----------     ----------      ----------     ----------
Net income (loss)                     $   28,840     $  (62,545)     $ (248,405)    $  (10,580)
Income tax benefit from the
  exercise of stock options                  595          2,150           5,078          5,978
                                      ----------     ----------      ----------     ----------
Comprehensive income (loss)           $   29,435     $  (60,395)     $ (243,327)    $   (4,602)
                                      ==========     ==========      ==========     ==========


     7.  Long-term Debt

         Long-term debt consisted of the following (in thousands):

                                                                 November 7,     January 31,
                                                                       1998            1998
                                                                 ----------     -----------
1997 Senior Credit Facility                                      $         -    $ 1,300,000
1998 Senior Credit Facility                                        2,448,750              -
Senior notes, unsecured, due 2003 through 2008,
  fixed interest rate from 7.15% to 7.45%                          1,750,000              -
QFC Credit Facility                                                                 214,293
Commercial paper with maturities through February 10, 1999,
  classified as long-term, interest rates of 5.78% to 6.10%
  at August 15, 1998                                                 628,075        367,156
QFC 8.7% Senior Subordinated Notes, principal due 2007 with
  interest payable semi-annually                                       3,065        150,000
Long-term notes secured by trust deeds, due through 2016,
  interest rates from 5.00% to 10.50%                                 59,941         61,075
Uncommitted bank borrowings classified as long-term                   85,000         79,000
Ralphs senior subordinated notes, due 2002 through 2007,
  fixed interest rates from 9.0% to 13.75%                            35,232              -
Ralphs senior notes, unsecured, due 2004,
  fixed interest rate of 10.45%                                       13,458              -
Other                                                                 70,475         29,448
                                                                 -----------    -----------
Total                                                              5,093,996      2,200,972
Less current portion                                                  94,140         16,178
                                                                 -----------    -----------
Total                                                            $ 4,999,856    $ 2,184,794
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

     8.  Commitments and Contingencies

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

              The Company is a 50% owner of Santee Dairies, L.L.C. ("Santee") and has a 10 year product supply agreement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs, Santee became excess capacity and a duplicate facility. The Company is currently engaged in efforts to dispose of its interest in Santee which may result in a loss of approximately $45 million in 1999.


Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations.
------------------------------------------------

              This discussion and analysis should be read in conjunction with the Company's consolidated financial statements.

              The Company amended its third quarter 10-Q to revise the accounting for its plan to dispose of Santee Dairy. The amended 10-Q reflects a change in the accounting treatment to recognize the loss on disposition when a definitive agreement for the sale of the dairy has been reached. The original filing reflected management's estimate of the loss that is anticipated upon disposition of the dairy. The impact of the amendment on the third quarter 10-Q was a $44.3 million reduction of merger related costs and a corresponding decrease in net loss of $27.0 million for the 40 weeks ended November 7, 1998.


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


     MERGER RELATED COSTS

              The Company is in the process of implementing its plan to integrate its five primary operations (Fred Meyer Stores, Ralphs/Food 4 Less, Smith's, QFC and Hughes) resulting in merger related costs of $31.4 million and $237.5 million for the 12 and 40 weeks ended November 7, 1998. The integration plan includes the consolidation of distribution, information systems, and administrative functions, conversion of 78 store banners, closure or sale of seven stores, and transaction costs incurred to complete the mergers. The costs were reported in the periods in which cash was expended except for $25.9 million that was accrued for liabilities incurred to exit certain activities, sever employees, and retain certain key employees and an $80.4 million charge to write-down certain assets. The Company estimates that the total cost to implement this plan will be approximately $355 million, of which $158.5 million, $47.6 million and $31.4 million were incurred in the first, second and third quarters of fiscal 1998, respectively. The remaining cost of $115 million includes $60 million to complete the systems integration, $10 million to complete the conversion of store banners, and $45 million to dispose of the Santee Dairy (see Disposal of Santee Dairy). Of the $115 million of remaining costs, approximately $20 million is expected to be incurred in the fourth quarter, approximately $45 million in the second quarter of 1999, and the remaining $50 million is expected to be incurred ratably in 1999. The Company estimates that successful completion of its integration plan will result in net annual cost savings and improvements attributable to operating synergies of $150 million by 2000. Such cost savings and improvements consist of reduced advertising costs from eliminating banners, reduced distribution costs by eliminating distribution centers and independent wholesalers, increased efficiencies from volume purchasing and merchandising, increased efficiencies from maximizing capacity at manufacturing facilities, and elimination of general and administrative costs by consolidating offices, processing centers, and levels of supervision.

              The distribution consolidation includes the transfer of purchasing and distribution functions from the Hughes facility to various Ralphs' facilities and transfer of QFC's distribution and manufacturing functions from wholesalers to various Fred Meyer facilities. Costs incurred to complete the distribution consolidation and close the Hughes facility include the write-down of assets held for sale to net realizable value, severance and incremental labor and other costs. The Company has substantially completed the distribution consolidation except for the disposition of the Hughes facility.

              The information systems integration plan is to consolidate into two processing platforms: a northern platform in Portland, Oregon and a southern platform in Los Angeles, California. The consolidation requires the conversion of all Smith's and QFC systems into Fred Meyer systems and the conversion of all Hughes systems into Ralphs' systems which results in the closure of three duplicate processing facilities. Costs incurred to complete the information systems integration include the write-down of assets that have been abandoned or become obsolete, incremental operating costs during the integration process, payments to third parties, training costs and severance. Computer hardware and software that was abandoned in the first quarter following the QFC merger was written-down to net realizable value. Computer hardware and software that will be utilized until the end of the integration process is being written-down over its reduced estimated useful life. The conversion of Hughes systems into Ralphs' systems is complete and the conversion of Smith's and QFC's systems into Fred

         Meyer systems is expected to be completed by the end of 1999. The remaining costs are expected to include charges for assets write-downs, incremental operating costs, payments to third parties and training costs.

              The administrative plan is similar to the information systems integration plan except that in addition to Portland and Los Angeles, some administrative functions will remain in Salt Lake City resulting in the closure of two administrative offices. This integration includes the consolidation of accounting, payroll processing, benefits and risk administration, property management and legal services into the remaining administrative offices. Costs incurred to complete the administrative consolidation primarily consists of labor and severance costs. One of the two excess administrative offices is closed and the remainder of the administrative consolidation is expected to be completed by the end of 1999.

              The conversion of store banners includes the conversion of 55 Hughes stores to the Ralphs' banner, 15 Smitty's stores to the Fred Meyer banner, five QFC stores to the Fred Meyer banner and three Fred Meyer stores to the Smith's banner. Costs incurred to complete the banner conversions include incremental cash expenditures of $28.9 million for advertising and promotions to establish the banner, and $9.5 million for labor required to remerchandise the store inventory. The 55 Hughes stores have been converted to the Ralphs banner and the five QFC stores have been converted to the Fred Meyer banner. The remaining banner conversions are expected to be completed by the end of 1999. The remaining costs are expected to include charges for advertising and promotions costs incurred to establish the banner and labor to remerchandise the store.

              The closure or sale of seven stores includes three stores to be sold pursuant to a settlement agreement with the State of California (the "AG Stores") and four duplicate facilities. Costs incurred on these stores include the write-down of assets held for sale to net realizable value, the write-off of goodwill associated with the AG Stores and a charge for future contractual lease payments over the expected holding period, net of sublease income. Buyers have been identified for the three AG Stores and the sale of these stores is expected to be completed in the fourth quarter. The remaining four stores have been closed and three have been sold as of November 7, 1998. All costs to close the stores have been charged to operations and expended prior to November 7, 1998 except for lease obligations.

              Transaction costs represent fees paid to outside parties, employee bonuses contingent upon the closing of the merger and an accrual for an employee stay bonus program.


     DISPOSAL OF SANTEE DAIRY

              The Company is a 50% owner of Santee Dairies, L.L.C. ("Santee") and has a 10 year product supply agreement with Santee that requires the Company to purchase 9 million gallons of fluid milk and other products annually. The product supply agreement expires on July 29, 2007. Upon acquisition of Ralphs, Santee became excess capacity and a duplicate facility. The Company is currently engaged in efforts to dispose of its interest in Santee which may result in a loss of approximately $45 million in 1999.


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

              Gross margin increased as a percentage of net sales from 29.6% for the 12 weeks ended November 8, 1997 to 30.0% for the 12 weeks ended November 7, 1998 and from 29.6% for the 40 weeks ended November 8, 1997 to 29.7% for the 40 weeks ended November 7, 1998. Increases in gross margin as a percent of sales were generated primarily from economies of scale resulting from the Company's increased sales offset almost entirely by losses on liquidated inventory of $2.3 million and $8.9 million for the 12 and 40 weeks ended November 7, 1998, respectively, incurred in connection with store banner conversions and distribution consolidations and by changes in the Company's sales mix between food and nonfood. The amount of food sales, which have a lower gross margin percent, compared to total sales increased over the prior year due to the recent acquisitions.

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

              The merger related costs of $31.4 million and $237.5 million for the 12 and 40 weeks ended November 7, 1998, respectively, were incurred in connection with the Company's plan to integrate its five primary operations. See Merger Related Costs.

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

              The effective tax rates are affected by increased goodwill amortization and certain merger costs which are not deductible for tax purposes. The effective tax rates for the income tax expense were 52.1% and 42.4% for the 12 weeks ended November 7, 1998 and November 8, 1997, respectively. For the 40 weeks ended November 7, 1998, the amount of nondeductible goodwill amortization and merger costs was greater than the income before income tax which resulted in an unusually high effective tax rate of 285.1%.

              Income (loss) before extraordinary charge was $29.2 million and $(30.5) million for the 12 and 40 weeks ended November 7, 1998, respectively, compared to $28.7 million and $80.6 million for the 12 and 40 weeks ended November 8, 1997, respectively. The changes are a result of the above mentioned factors.

              The extraordinary charges of $.3 million and $217.9 million for the 12 and 40 weeks ended November 7, 1998, respectively, consist of fees incurred in conjunction with the prepayment of certain indebtedness and the write-off of related debt issuance costs.

              Net income increased to $28.8 million for the 12 weeks ended November 7, 1998 from a net loss of $62.5 million for the 12 weeks ended November 8, 1997 and decreased to a loss of $248.4 million for the 40 weeks ended November 7, 1998 from a loss of $10.6 million for the 40 weeks ended November 8, 1997 primarily due to the factors discussed above.


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

              See Note 7 of Notes to Consolidated Financial Statements for a discussion of the Company's interest rate swap, cap and collar agreements.

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


     Recent Accounting Changes

              SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information is effective for the Company's fiscal 1998. However, under this standard no interim disclosures are required. Any required disclosure will be included in the Company's Form 10-K for fiscal 1998. The Company believes that the disclosure will not have a material impact to financial reporting.

              SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities is effective for the Company's fiscal 2000. The Company currently has outstanding one collar agreement that would be reported under this standard and has determined that the impact of this agreement on financial reporting is immaterial.


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

              The Company is currently working to resolve the potential effect of the year 2000 on the processing of date-sensitive information within these various systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Company programs that have date-sensitive software may recognize a date using ?00" as the year 1900 rather than 2000, which could result in a miscalculation or system failure. The date issue also applies to equipment with embedded microprocessor chips.

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

                           Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

          10G* Employment Agreement between Fred Meyer, Inc. and Robert G.
               Miller, as amended.

          10N* Employment Protection Agreement dated September 22, 1998 between
               Fred Meyer, Inc. and George Golleher.

          10R* Employment Protection Agreement dated September 22, 1998 between
               Fred Meyer, Inc. and certain officers.

          10S* Employment Protection Agreement dated September 22, 1998 between
               Fred Meyer, Inc. and certain officers.

          27   Restated Financial Data Schedule

          * Previously filed with the quarterly report on Form 10-Q to which this amendment relates.

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

                                       FRED MEYER, INC.


Date: March 4, 1999                    By JOHN STANDLEY
                                          --------------------------------
                                          John Standley
                                          Senior Vice President and
                                          Chief Financial Officer