Form 10-K
period 1999-01-30
FRED MEYER INC
filed 1999-04-15
CIK 1043273

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 30, 1999


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of Common Stock held by nonaffiliates of the registrant at March 3, 1999: $8,306,683,149

     Number of shares of Common Stock outstanding at March 3, 1999: 156,036,181

===============================================================================

                                Table of Contents
-------------------------------------------------------------------------------

Item of Form 10-K                                                          Page

Part I

     Item 1    Business ..................................................  3

     Item 2    Properties ................................................  9

     Item 3    Legal Proceedings .........................................  9

     Item 4    Submission of Matters to a Vote of Security Holders ....... 10


Part II

     Item 5    Market for the Registrant's Common Stock
               and Related Stockholder Matters ........................... 11

     Item 6    Selected Financial Data ................................... 12

     Item 7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations ....................... 13

     Item 7A   Quantitative and Qualitive Disclosures About Market Risks.. 19

     Item 8    Financial Statements and Supplementary Data ............... 21

     Item 9    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .................... 48


Part III

     Item 10   Directors and Executive Officers of the Registrant ........ 48

     Item 11   Executive Compensation .................................... 53

     Item 12   Security Ownership of Certain Beneficial Owners
               and Management ............................................ 58

     Item 13   Certain Relationships and Related Transactions ............ 59


Part IV

     Item 14   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ................................... 61


Signatures ............................................................... 66

                                    Part I
-------------------------------------------------------------------------------

Item 1. Business.
----------------

Acquisition by Kroger Co.

          On October 18, 1998, the Company entered into an Agreement and Plan of Merger (the "Kroger Merger Agreement") with The Kroger Co., an Ohio corporation ("Kroger"), and Jobsite Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Kroger ("Jobsite Holdings"). Under the terms of the Kroger Merger Agreement, Jobsite Holdings will merge with and into the Company (the "Kroger Merger"), subject to certain conditions being satisfied or waived including stockholder approval and clearance from the Federal Trade Commission and the U.S. Department of Justice. After the Kroger Merger, the Company will be a wholly owned subsidiary of Kroger. Under the Kroger Merger Agreement, each outstanding Kroger share of common stock, $.01 par value per share, of the Company ("Fred Meyer Common Stock"), will be converted into the right to receive one share of common stock, $1.00 par value per share, of Kroger ("Kroger Common Stock"). Holders of shares of Fred Meyer Common Stock will also have the right to receive together with each share of Kroger Common Stock issued at the effective time of the Merger, one associated right in accordance with the Rights Agreement, dated as of April 4, 1997, between Kroger and the Bank of New York, as Rights Agent. The Company expects the Kroger Merger to be completed in late April 1999.

General

          Fred Meyer, Inc. is one of the largest domestic food retailers, operating 781 supermarkets and multi-department stores at January 30, 1999. In September 1997, the Company acquired Smith's Food & Drug Centers, Inc. ("Smith's") in a merger, and in March 1998, the Company acquired Quality Food Centers, Inc. ("QFC") and Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less") in two separate mergers. The Company is a geographically diversified food retailer that operates multiple formats that appeal to customers across a wide range of income brackets. In the Pacific Northwest, Southwest and Intermountain states, the Company operates multi-department stores principally under the Fred Meyer banner and food and drug combination stores principally under the Smith's Food & Drug Centers banner; in Southern California, the Company operates conventional supermarkets under the Ralphs banner and price-impact warehouse supermarkets under the Food 4 Less banner; and in the Seattle/Puget Sound Region and in Portland, Oregon, the Company also operates premium supermarkets principally under the QFC banner.

          The Company was incorporated in Delaware in 1997 and commenced operations on September 9, 1997 as the successor to Fred Meyer Stores, Inc. (formerly known as Fred Meyer, Inc.) and Smith's. The Company's principal executive offices are located at 3800 SE 22nd Avenue, Portland, Oregon 97202, and its telephone number is (503) 232-8844. The Company operates its business through four principal subsidiaries: Fred Meyer Stores, Inc. ("Fred Meyer Stores"), Smith's, QFC and Ralphs/Food 4 Less. Unless the context requires otherwise, references in this Annual Report on Form 10-K to the "Company" or "Fred Meyer" mean (a) before September 9, 1997, Fred Meyer Stores and its subsidiaries, (b) on and after September 9, 1997, Fred Meyer, Inc. and its subsidiaries (including Fred Meyer Stores and Smith's) and (c) on and after March 10, 1998, Fred Meyer, Inc. and its subsidiaries (including Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less). This Annual Report on Form 10-K contains financial statements of Fred Meyer, Inc. as of and for the fiscal year ending January 30, 1999. This financial information includes the financial results of QFC for all years presented, Smith's since September 9, 1997, and Ralphs/Food 4 Less since March 10, 1998.

Competitive Strengths

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

          Experienced Management Team. The senior operating management of Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less are continuing to operate their respective store bases supported in large part by centralized purchasing, distribution, and manufacturing. These senior operating managers have an average of over 24 years of experience in the food retailing industry. Moreover, many of the senior operating managers of the Company have spent much of their careers in their respective local markets. Members of the senior management team have successfully completed several acquisitions at their respective companies. The Company considers its senior management to be industry leaders in operating its principal store formats: one-stop shopping multi-department, food and drug combination, premium, conventional and price-impact supermarket stores.

Fred Meyer Stores

          At January 30, 1999, the Company operated 118 multi-department stores in the Pacific Northwest and Intermountain regions under the Fred Meyer banner, including 45 stores in Oregon, 48 stores in Washington, 9 stores in Utah, 7 stores in Alaska, 8 stores in Idaho, and 1 store in Montana. The average Fred Meyer multi-department store is 143,500 square feet with a flexible store format offering a full-service food department and a variety of nonfood departments. The Company emphasizes customer satisfaction, large selections of highly popular products and competitive pricing in multi-department stores. These stores typically sell over 225,000 items, with an emphasis on necessities and items of everyday use. These stores are organized into departments and sections within departments that specialize in the sale of particular products such as food, apparel, home electronics, products for the home, general merchandise and fine jewelry. Most of the multidepartment store locations have complementary third-party tenants (such as banks, optical centers, gourmet coffee bars, restaurants and video rental stores).

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

          The Company operates 284 specialty stores consisting primarily of 280 mall jewelry stores under the names Fred Meyer Jewelers, Merksamer Jewelers, Fox's, Littman, and Barclay Jewelers.

Smith's

          At January 30, 1999, the Company operated a total of 176 stores, averaging 64,900 square feet, (including 148 food and drug combination stores under the Smith's Food & Drug Centers banner, 18 multi-department stores under the Smitty's banner; and 10 price-impact warehouse format stores under the PriceRite banner) in a seven-state area as follows:
     Arizona (61), Utah (42), Nevada (27), New Mexico (19), Wyoming (10), Montana (8), Idaho (5), and Texas (4). Substantially all of the Smith's Food & Drug Centers offer shopping convenience through a food and drug combination format which features a full-line supermarket with drug and pharmacy departments as well as some or all of the following specialty departments: delicatessens, hot prepared food sections, in-store bakeries, video rental shops, floral shops, one-hour photo processing labs, full-service banking, and frozen yogurt shops. In addition, combination stores carry a wide variety of general merchandise, including pharmaceutical products, toys, hardware, giftware, greeting cards and small appliances. Smith's utilizes its "Fresh Values Frequent Shopper Card" in conjunction with its lower regular retail prices as the core of its marketing strategy. The "Fresh Values" frequent shopper program is intended to increase customer shopping frequency and transaction size and to provide valuable information about consumer shopping habits. The 18 Smitty's multi-department stores offer an expanded selection of non-grocery merchandise in a format similar to Fred Meyer multi-department stores. The ten PriceRite Grocery Warehouse stores are targeted to price-conscious consumers rather than conventional supermarket consumers. The PriceRite stores offer lower prices, fewer stock keeping units ("SKUs") and fewer service departments than conventional supermarket stores.

QFC

          At January 30, 1999, QFC operated 86 QFC stores mainly in the Seattle/Puget Sound Region. The QFC stores range in size from 14,000 to 68,000 square feet and average 34,100 square feet. During the past seven years, QFC has expanded its presence in the Seattle/Puget Sound Region and contiguous geographic markets by acquiring and successfully integrating 60 stores from 13 operators, including 12 stores acquired from Olson's Food Stores in 1995 and 25 stores acquired from Kieth Uddenberg, Inc. in 1997.

          Management believes that QFC has historically achieved strong margins which it attributes primarily to QFC's merchandising and operating practices combined with favorable customer demographics in its markets. Offering a wide variety of high-quality meat, seafood and produce to its customers is a fundamental tenet of QFC's merchandising strategy which also includes superior customer service and high quality convenience-oriented specialty departments and services. Management believes that QFCs strengths in merchandising have earned QFC stores a reputation for providing superior value to their customers. QFC has significantly expanded its selection of prepared foods and "home meal replacements" which management believes appeals to the increasing convenience orientation of its customers. Many QFC stores also offer natural food sections, video rentals, fresh juice bars and pharmacies. In addition, QFC has leased space within its stores to branded specialty food operators including Starbucks Coffee, Cinnabon World Famous Cinnamon Rolls and Noah's New York Bagels, as well as to full-service banks such as Seafirst National Bank.

Ralphs/Food 4 Less

          Ralphs/Food 4 Less is the largest supermarket operator in Southern California, which is one of the largest food retailing markets in the United States with a population of 19 million. As of January 30, 1999, Ralphs/Food 4 Less' Southern California operations included 294 conventional supermarkets, averaging 36,900 square feet, under the Ralphs banner and 87 price-impact supermarkets in a warehouse format, averaging 52,400 square feet, under the Food 4 Less and Foods Co. banners. Operating two complementary formats allows Ralphs/Food 4 Less to serve a broader customer base than its competitors.

          Ralphs stocks between 35,000 and 45,000 merchandise items in its stores, including approximately 4,400 private-label products. Ralphs stores offer name-brand grocery products; quality and freshness in its produce, meat, seafood, delicatessen and bakery products and broad selection in all departments. Most Ralphs stores offer service delicatessen departments, on-premises bakery facilities and seafood departments. Ralphs emphasizes store ambiance and cleanliness, fast and friendly service, the convenience of debit and credit card payment (including many in-store branch banks) and 24-hour operations in most stores.

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

          Food 4 Less and Foods Co. are a warehouse-style, price-impact store which is positioned to offer the lowest overall prices in its marketing areas by passing on to the consumer savings achieved through labor efficiencies and lower overhead and advertising costs associated with the warehouse format, while providing the product selection and variety associated with a conventional format. In-store operations are designed to allow customers to perform certain labor-intensive services usually offered in conventional supermarkets. For example, merchandise is presented on warehouse style racks in full cartons, reducing labor intensive unpacking, and customers bag their own groceries. Management believes that there is a significant segment of the market, encompassing a wide range of demographic groups, which prefers to shop in a warehouse format supermarket because of its lowest overall pricing.

          Ralphs/Food 4 Less also operates stores in Northern California. The Northern California division of Ralphs/Food 4 Less currently operates 20 conventional supermarkets in the greater San Francisco Bay area under the Cala and Bell banners.

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

          Fred Meyer Stores operates a 1.5 million square foot food and nonfood distribution center in Clackamas, Oregon, near Portland, a 310,000 square foot flow-through distribution facility in Chehalis, Washington and a 600,000 square foot food distribution center in Puyallup near Seattle, Washington. Fred Meyer Stores' flow-through retail service center in Chehalis serves as the centralized distribution facility for certain apparel, music, seasonal and other nonfood items. This facility minimizes the required handling and processing of goods received from vendors and distributed to Fred Meyer stores. It has improved inventory management and reduced distribution costs for the goods shipped through this facility. The Puyallup facility serves stores in the Puget Sound Region and Alaska. The facility reduces the cost of transporting goods into the Puget Sound and Alaska markets and affords Fred Meyer Stores increased forward-buying opportunities. In addition, Fred Meyer Stores operates a large fleet of trucks and trailers for distribution of goods to its retail stores. QFC is in the process of converting the purchasing and distribution of the majority of the items that it historically purchased from wholesale suppliers to utilize Fred Meyer Stores' warehousing and distributions infrastructure.

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

          The Company owns and operates several processing facilities to better support its stores and realize additional profit opportunities. Products processed by the Company are sold primarily through its own retail stores. Dairies located in Portland, Oregon, Layton, Utah, Tolleson, Arizona, Compton, California and Riverside, California process a variety of milk, milk products and fruit beverages under the Company's private labels. Bakeries located in Portland, Oregon and La Habra, California and a frozen dough plant located in Layton, Utah process bakery products for in-store bakeries and commercial bread categories. A cultured dairy products plant in Layton, Utah produces yogurt, cottage cheese, sour cream, and chip dip products. Ice cream processing plants in Layton, Utah and Compton, California supply stores with a wide variety of private label ice cream and novelty items. A commissary located in Vernon, California produces selected delicatessen and home meal replacement items.

          The Company believes that its current distribution and manufacturing facilities have the capacity to handle the Company's current stores and stores expected to be opened during 1999. The Company's facilities are capable of expansion to handle stores expected to be added over the next several years.

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

Management Information Systems

          The Company operates highly integrated information systems, using the latest technology to support store, warehouse and office locations. In addition to making significant progress on Year 2000 programs, the Company completed its integration of Hughes stores with Ralphs and continued its efforts to integrate Smith's and QFC into its existing operations. It also completed the integration of 123 acquired stores into its current fine jewelry operation.

          Significant projects completed in 1998 include network improvements in the California, Utah, and Washington operations, and rolling out new point-of-sale equipment to over 500 stores. These projects resulted in improved communications costs and processes, enhanced cashier productivity and improved Customer service. The Company also completed the rollout of its pharmacy system to all Smith's locations and started pharmacy implementations in selected Ralphs and QFC locations, which will be completed in 1999.

          New corporate purchasing and wireless radio-controlled warehouse implementations in California position the Company to reduce inventories, track deal purchases more effectively, and optimize vendor loads delivered to facilities. Flow through processing for key distribution centers, and other product sourcing projects completed by the Company supported the achievement of significant merger savings in the distribution of both food and non-food merchandise.

          Progress was made to consolidate data centers during 1998. One data center was eliminated during the year. The Company's initiative to combine all data centers into two, providing more cost effective operations and leveraging common systems between the subsidiaries, is expected to be completed by the third quarter of 1999.

          In addition to several financial consolidation projects, a corporate payroll and benefits application was rolled out to Smith's and QFC. The rollout to Ralphs has started and will be completed during the summer of 1999.

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

          The following table sets forth store expansions and acquisitions for the past three fiscal years ended January 30, 1999.

                                   Full Size     Specialty and
                                      Stores           Jewelry         Total
                                   ---------     -------------         -----
 Balance at February 3, 1996             102                34           136
   Open                                    7                 5            12
   Acquired                                                 71            71
                                         ---               ---         -----
 Balance at February 1, 1997             109               110           219
   Open                                    9                15            24
   Closed                                 (2)               (6)           (8)
   Acquired                              152                44           196
                                         ---               ---         -----
 Balance at January 31, 1998             268               163           431
   Open                                   44                 6            50
   Closed                                (85)               (8)          (93)
   Acquired                              554               123           677
                                         ---               ---         -----
 Balance at January 30, 1999             781               284         1,065
                                         ===               ===         =====

          The Company currently plans to open 35 to 40 stores in 1999 and to remodel 85 to 95 stores.

Promotion and Advertising

          The Company maintains separate promotion and advertising operations for each of its subsidiary companies as dictated by geographical preferences and product offerings. The Company promotes sales through weekly advertising, primarily in local and area newspapers, radio, and television and direct mail. Advertising features many high-demand products at competitive sale prices. Some advertising emphasizes low prices every day for some departments or items and offers promotional pricing for other departments or items.

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

Employees

          At January 30, 1999, the Company had approximately 92,000 employees. The Company is party to more than 176 collective bargaining agreements with local unions covering approximately 60,000 employees representing approximately 65% of the Company's total employees. Among the contracts that have expired or will expire in 1999 are those covering 26,500 employees. Typical agreements are three years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without work stoppages. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the Company's results of operations or financial position.


Item 2. Properties.
------------------

          The following table sets forth certain information regarding the Company's store base at January 30, 1999:

                           Number of                                                 Avg Sq
Principal Banners             Stores    Owned   Leased  Formats                     Footage
--------------------------    ------   ------   ------  -------------------------   -------
Fred Meyer (1)                   118       25       93  Multidepartment             143,500
Smith's Food & Drug Centers
  Smith's                        148      105       43  Food and drug combination    60,400

  Smitty's                        18       10        8  Multidepartment             105,300
  PriceRite                       10        7        3  Price-impact warehouse       57,700
QFC                               86       14       72  Premium                      34,100
Ralphs                           294       53      241  Conventional                 36,900
Food 4 Less and Foods Co.         87        5       82  Price-impact warehouse       52,400
Other (2)                         20                20  Conventional and price-      18,750
                                                        impact warehouse
                               -----    -----    -----
TOTAL                            781      219      562
                               =====    =====    =====

(1)  Does not include 4 specialty stores and 280 jewelry stores.

(2)  Includes conventional format stores operated by Ralphs under the names Cala and Bell.

          Approximately 76% of the Company's stores have been opened or remodeled within the past seven years.

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


Item 3. Legal Proceedings.
-------------------------

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

          In December 1992, three California state antitrust class action suits were commenced in Los Angeles Superior Court against Ralphs/Food 4 Less and other major supermarket chains located in Southern California, alleging that they conspired to refrain from competing in the retail market for fluid milk and to fix the retail price of fluid milk above competitive prices. Specifically, class actions were commenced by Diane Barela and Neila Ross, Ron Moliare and Paul C. Pfeifle on December 7, December 14 and December 23, 1992, respectively. A class has been certified consisting of all purchasers of milk in Los Angeles from December 7, 1988. The defendants in the actions, including Ralphs/Food 4 Less, have reached tentative settlement agreements, and settlements are in the process of being approved by the trial court.

          On September 13, 1996 a class action lawsuit titled McCampbell, et al.
     v. Ralphs Grocery Company, et al. was filed in the Superior Court of the State of California, County of San Diego, against Ralphs/Food 4 Less and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that Ralphs/Food 4 Less and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. The plaintiffs seek damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future actions in restraint of trade and unfair competition. A class, consisting of all retail purchasers of eggs in Los Angeles, Riverside, San Diego, Imperial and Orange Counties during a period from 1992 to 1997 has been certified. Management of the Company intends to defend this action vigorously and Ralphs/Food 4 Less has filed an answer to the complaint denying the Plaintiffs' allegations and setting forth several defenses.

Environmental Matters

          The Company's Glendale facility property located in the Atwater area of Los Angeles, near Glendale, California, is within one of the areas that the U.S. Environmental Protection Agency (the "EPA") has designated in the San Fernando Valley as federal Superfund sites requiring response actions under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, because of regional groundwater contamination. The Company's Glendale facility consists of about 50 acres located in an area with a history of industrial and commercial use and groundwater contamination. The Company is part of a group (the "Glendale Respondents") of 28 parties which EPA has notified that it considers to be potentially responsible parties ("PRP's"). The Glendale Respondents are attempting to negotiate a consent decree with EPA to govern their implementation of an "interim" remedy to the groundwater contamination. Pursuant to a 1997 EPA Administrative Order, the Glendale Respondents have begun to implement the interim remedy. In 1998 an engineer retained by the Glendale Respondents estimated the present value of total costs through 2011 to implement and operate the EPA approved interim remedy, which involves remedial groundwater pumping and treatment, at approximately $54,000,000, of which approximately $24,000,000 are capital costs. The principal issue which is disputed in the consent decree negotiations is the amount to reimburse EPA for pre-1998 EPA response costs. For costs through December 30, 1997 EPA has claimed $13,266,949. On March 12, 1999, the Glendale PRP Group offered to settle at $11,000,000. Based upon available information, management does not believe this matter will have a material adverse effect on the Company's financial statements.

          The Company removed underground storage tanks and remediated soil contamination at the Glendale facility property. In some instances, the removals and the contamination were associated with grocery business operations; in others, they were associated with prior property users. Although the possibility of other contamination from prior operations or adjacent properties exists at the Glendale facility property, management does not believe that the costs of remediating such contamination will have a material adverse effect on the Company's financial statements.

          The Company is subject to a variety of environmental laws, rules, regulations and investigative or enforcement activities, as are other companies in the same or similar business. The Company believes it is in substantial compliance with such laws, rules and regulations. These laws, rules, regulations and agency activities change from time to time, and such changes may affect the ongoing business and operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

          Not applicable

                                     Part II
-------------------------------------------------------------------------------


Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.
------------------------------------------------------------------------

Common Stock Information

          The Company's common stock is traded on the New York Stock Exchange
     (NYSE) under the symbol "FMY." At March 3, 1999, the Company had approximately 4,800 stockholders of record.

          The Company has not paid dividends since the incorporation of its predecessor in 1981, and it is the current policy of the Board of Directors that all available cash flow be used for reinvestment in the business of the Company and for the reduction of debt.

                                          Price Ranges of Common Stock (1)
                    ------------------------------------------------------------------------------
                             1998                        1997                        1996
Fiscal Quarter        High          Low           High          Low            High         Low
--------------      ---------    ---------      ---------    ---------      ---------    ---------
First               $51          $35            $23  1/2     $16 13/16      $14 15/16    $11  1/8
Second               48  1/2      39 15/16       28 15/16     22             16           13  1/16
Third                55  3/16     36  5/8        33  1/2      25             18 13/16     14  3/8
Fourth               62 11/16     50  9/16       37  3/4      25             18  3/8      14 15/16

     1    Prices have been adjusted for a two-for-one stock split effective the close of business on September 30, 1997.

Item 6. Selected Financial Data.
-------------------------------

                                                                           Fiscal Year Ended
                                                 -----------------------------------------------------------------------
(In thousands, except per-share data)             January 30,    January 31,    February 1,    February 3,    January 28,
                                                        1999           1998           1997           1996           1995
                                                 -----------    -----------    -----------    -----------    -----------
Income Statement Data
     Net sales                                   $14,878,771    $ 7,359,202    $ 4,530,120    $ 4,152,574    $ 3,698,514
     Gross margin                                  4,459,878      2,184,074      1,346,716      1,187,251      1,031,201
     Operating and administrative expenses         3,628,372      1,842,224      1,163,859      1,056,047        938,593
     Merger related costs                            268,854
     Writedown of California assets                                                                               15,978
                                                 -----------    -----------    -----------    -----------    -----------
     Income from operations                          562,652        341,850        182,857        131,204         76,630
     Interest expense                                378,236        102,094         48,855         48,716         24,924
     Recapitalization fees                                                                          1,400
     Provision for income taxes                      129,244         96,445         50,039         30,586         18,161
                                                 -----------    -----------    -----------    -----------    -----------
     Income before extraordinary charge               55,172        143,311         83,963         50,502         33,545
     Extraordinary charge (1)                       (217,947)       (91,210)
                                                 -----------    -----------    -----------    -----------    -----------
     Net income (loss)                           $  (162,775)   $    52,101    $    83,963    $    50,502    $    33,545
                                                 ===========    ===========    ===========    ===========    ===========
     Basic earnings per common share:
       Income before extraordinary charge        $      0.36    $      1.37    $      1.05    $      0.61    $      0.37
       Extraordinary charge (1)                        (1.43)         (0.87)
                                                 -----------    -----------    -----------    -----------    -----------
       Net income (loss)                         $     (1.07)   $      0.50    $      1.05    $      0.61    $      0.37
                                                 ===========    ===========    ===========    ===========    ===========
     Diluted earnings per common share:
       Income before extraordinary charge        $      0.34    $      1.31    $      1.00    $      0.58    $      0.35
       Extraordinary charge                            (1.36)         (0.83)
                                                 -----------    -----------    -----------    -----------    -----------
       Net income (loss)                         $     (1.02)   $      0.48    $      1.00    $      0.58    $      0.35
                                                 ===========    ===========    ===========    ===========    ===========
Balance Sheet Data
     Working capital                             $   193,518    $   434,518    $   236,659    $   288,385    $   273,290
     Total assets                                 10,151,214      5,422,936      1,996,037      1,953,753      1,771,283
     Long-term debt                                4,821,635      2,184,794        666,512        820,760        540,166
     Stockholders' equity                          2,314,405      1,702,360        642,702        614,762        696,798

1.   Charge for early extinguishment of debt covering premiums paid and write-off of financing costs related to debt refinanced in the Smith's Acquisition for fiscal year ended January 31, 1998 and the QFC and Ralphs/Food 4 Less
     Acquisition for fiscal year ended January 30, 1999.

Item 7. Management's Discussion and Analysis
of Financial Condition and Results of Operations.
------------------------------------------------

RECENT EVENT

          On October 19, 1998, the Company announced the signing of a definitive merger agreement with The Kroger Co. ("Kroger"), the largest retail grocery chain in the United States. On that date, Kroger operated 1,398 food stores, 802 convenience stores and 34 manufacturing facilities that manufacture products for sale in all Kroger divisions, as well as to external customers. Under the terms of the merger agreement, Fred Meyer stockholders will receive one newly issued share of Kroger common stock for each share of Fred Meyer common stock. The transaction will be accounted for as a pooling of interests. It is expected to close in April 1999 subject to approval of Kroger and Fred Meyer stockholders and antitrust and other regulatory authorities and customary closing conditions. In anticipation of the intended merger with Kroger, the Company has secured approval from its banks to amend its 1998 Senior Credit Facility as well as its operating lease facility. These proposed amendments are subject to completion of the merger and will be guaranteed by Kroger. The Company's outstanding senior notes due 2003 through 2008 will remain outstanding after the merger. Additional information regarding the merger can be found in the Company's current report on Form 8-K dated October 20, 1998 and in the Company's Joint Proxy Statement/Prospectus dated March 8, 1999.


MERGER RELATED COSTS

          The Company is in the process of implementing its plan to integrate its five primary operations (Fred Meyer Stores, Ralphs/Food 4 Less, Smith's, QFC and Hughes) resulting in merger related costs of $268.9 million for 1998. The integration plan includes the consolidation of distribution, information systems, and administrative functions, conversion of 78 store banners, closure or sale of seven stores, and transaction costs incurred to complete the mergers. The costs were reported in the periods in which cash was expended except for $25.9 million that was accrued for liabilities incurred to exit certain activities, sever employees, and retain certain key employees and an $82.9 million charge to write-down certain assets. The Company estimates that the total cost to implement this plan will be approximately $355 million, of which $268.9 was incurred in 1998. The remaining cost of $86 million includes $37 million to complete the systems integration, $4 million to complete the conversion of store banners, and $45 million to dispose of the Santee Dairy (see Disposal of Santee Dairy). Of the $86 million of remaining costs, approximately $45 million is expected to be incurred in the second quarter of 1999 and the remaining $41 million is expected to be incurred ratably in 1999. The Company estimates that successful completion of its integration plan will result in net annual cost savings and improvements attributable to operating synergies of $150 million by 2000. Such cost savings and improvements consist of reduced advertising costs from eliminating banners, reduced distribution costs by eliminating distribution centers and independent wholesalers, increased efficiencies from volume purchasing and merchandising, increased efficiencies from maximizing capacity at manufacturing facilities, and elimination of general and administrative costs by consolidating offices, processing centers, and levels of supervision.

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

          The information systems integration plan is to consolidate into two processing platforms: a northern platform in Portland, Oregon and a southern platform in Los Angeles, California. The consolidation requires the conversion of all Smith's and QFC systems into Fred Meyer systems and the conversion of all Hughes systems into Ralphs' systems which will result in the closure of three duplicate processing facilities. Costs incurred to complete the information systems integration include the write-down of assets that have been abandoned or become obsolete, incremental operating costs during the integration process, payments to third parties, training costs and severance. Computer hardware and software that was abandoned in 1998 following the QFC merger was written-down to net realizable value.

     Computer hardware and software that will be utilized until the end of the integration process is being written-down over its reduced estimated useful life. The conversion of Hughes systems into Ralphs' systems is complete and the conversion of Smith's and QFC's systems into Fred Meyer systems is expected to be completed by the end of 1999. The remaining costs are expected to include charges for asset write-downs, incremental operating costs, payments to third parties and training costs.

          The administrative plan is similar to the information systems integration plan except that in addition to Portland and Los Angeles, some administrative functions will remain in Salt Lake City resulting in the closure of two administrative offices. This integration includes the consolidation of accounting, payroll processing, benefits and risk administration, property management and legal services into the remaining administrative offices. Costs incurred to complete the administrative consolidation primarily consist of labor and severance costs. One of the two excess administrative offices is closed and the remainder of the administrative consolidation is expected to be completed by the end of 1999.

          The conversion of store banners includes the conversion of 55 Hughes stores to the Ralphs' banner, 15 Smitty's stores to the Fred Meyer banner, five QFC stores to the Fred Meyer banner and three Fred Meyer stores to the Smith's banner. Costs incurred to complete the banner conversions include incremental cash expenditures of $28.9 million for advertising and promotions to establish the banner, and $12.2 million for labor required to remerchandise the store inventory. The 55 Hughes stores have been converted to the Ralphs banner and the five QFC stores have been converted to the Fred Meyer banner. The remaining banner conversions are expected to be completed by the end of 1999. The remaining costs are expected to include charges for advertising and promotions costs incurred to establish the banner and labor to remerchandise the store.

          The closure or sale of seven stores includes three stores sold pursuant to a settlement agreement with the State of California (the "AG Stores") and four duplicate facilities. Costs incurred on these stores include the write-down of assets held for sale to net realizable value, the write-off of goodwill associated with the AG Stores and a charge for future contractual lease payments over the expected holding period, net of sublease income. The three AG Stores were sold during 1998. The remaining four duplicate stores have been closed and three have been sold as of January 31, 1999. All costs to close the stores have been charged to operations and expended in 1998 except for lease obligations.

          Transaction costs represent fees paid to outside parties, employee bonuses contingent upon the closing of the Kroger merger and an accrual for an employee stay bonus program.

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

RESULTS OF OPERATIONS

          The following discussion summarizes the Company's operating results for 1998 compared with 1997 and 1997 compared with 1996. However, 1998 results are not comparable to 1997 results due to recent acquisitions (See
     Note 3 of Notes to Consolidated Financial Statements) and 1997 results are not comparable to 1996 results due to the Smith's and Hughes acquisitions. The 1998 results include the results from Fred Meyer Stores, Smith's and QFC for the full period and include Ralphs/Food 4 Less from March 10, 1998. The 1997 results include Fred Meyer Stores and QFC for the full period, Hughes from March 19, 1997 and Smith's from September 9, 1997.


Comparison of the 52 weeks ended January 30, 1999 with the 52 weeks ended January 31, 1998

          Net sales for the 52 weeks ended January 30, 1999 increased $7.5 billion, or 101% to $14.9 billion from $7.4 billion for the 52 weeks ended January 31, 1998. The increases in sales were caused primarily by the recent acquisitions of Ralphs/Food 4 Less and Smith's. Sales at Smith's accounted for $1.9 billion of the increase and Ralphs/Food 4 Less accounted for $5.0 billion of the increase for the 52 weeks ended January 30, 1999.

          Comparable store sales including the Ralphs/Food 4 Less and Smith's stores as if acquired at the beginning of the comparable periods and excluding the Hughes and Smitty's stores which are currently being converted to other formats increased 3.2% from the prior year for the 52 weeks ended January 30, 1999.

          Gross margin increased as a percentage of net sales from 29.7% for the 52 weeks ended January 31, 1998 to 30.0% for the 52 weeks ended January 30, 1999. The increase in gross margin as a percent of sales was generated primarily from economies of scale resulting from the Company's increased sales offset almost entirely by losses on liquidated inventory of $8.9 million incurred in connection with store banner conversions and distribution consolidations and by changes in the Company's sales mix between food and nonfood. The amount of food sales, which have a lower gross margin percent, compared to total sales increased over the prior year due to the recent acquisitions.

          Operating and administrative expenses were $3.5 billion and $1.8 billion for the 52 weeks ended January 30, 1999 and January 31, 1998, respectively. Operating and administrative expenses decreased as a percentage of sales 1.0% from the prior year. The reduction of operating and administrative expenses as a percent of sales is due to economies of scale resulting from the Company's increased sales and lower operating and administrative expenses as a percent of sales at Smith's and Ralphs/Food 4 Less, which are lower cost operations. Additionally, the Company benefited from the suspension of contributions to certain multi-employer pension and benefit plans totaling $45.2 million for the 52 weeks ended January 30, 1999.

          Amortization of goodwill increased $75.9 million from the prior year as a result of the recent acquisitions.

          The merger related costs of $268.9 million for the 52 weeks ended January 30, 1999, were incurred in connection with the Company's plan to integrate its five primary operations. See "Merger Related Costs."

          Interest expense increased to $378.2 million from $102.1 million for the 52 weeks ended January 30, 1999 and January 31, 1998, respectively. The increase in interest expense primarily reflects the increased amount of indebtedness assumed and/or incurred in conjunction with the acquisitions of Smith's and Ralphs/Food 4 Less.

          The effective tax rates are affected by increased goodwill amortization and certain merger costs which are not deductible for tax purposes. The effective tax rates for the income tax expense were 70.1% and 40.2% for the 52 weeks ended January 30, 1999 and January 31, 1998, respectively.

          Income before extraordinary charge was $55.2 million for the 52 weeks ended January 30, 1999, compared to $143.3 million for the 52 weeks ended January 31, 1998. The change is a result of the above mentioned factors.

          The extraordinary charges of $217.9 million and $91.2 million for the 52 weeks ended January 30, 1999 and January 31, 1998, respectively, consist of fees incurred in conjunction with the refinancing of certain indebtedness and the write-off of related debt issuance costs.

          Net income (loss) decreased to a loss of $162.8 million for the 52 weeks ended January 30, 1999 from income of $52.1 million for the 52 weeks ended January 31, 1998 primarily due to the factors discussed above.

Results of Operations -- 1997 Compared with 1996

          Net sales for the 52 weeks ended January 30, 1998 increased $2.8 billion, or 62%, to $7.4 billion from $4.5 billion in the 52 weeks ended February 1, 1997. Sales from acquired stores accounted for $2.3 billion of the increase. The remainder of the increase resulted from 6.5% comparable store sales growth (excluding Smith's) over the prior year.

          Gross margin increased primarily due to the economies of scale resulting from the Company's increased sales offset entirely by changes in the Company's sales mix between food and nonfood. The amount of food sales, which have a lower gross margin percent, compared to total sales, increased over the prior year due to the acquisitions of Smith's and Hughes.

          Operating and administrative expenses were $1.8 billion and $1.2 billion for the 52 weeks ended January 31, 1998 and February 1, 1997, respectively. Operating and administrative expenses decreased as a percentage of sales 0.85% from the prior year primarily due to economies of scale resulting from the Company's increased sales and lower operating and administrative expenses as a percent of sales at Smith's and Hughes, which are low cost operations.

          Interest expense increased to $102.1 million in 1997 from $48.9 million in 1996. The increase primarily reflects the increased amount of indebtedness incurred in conjunction with the acquisition of Smith's.

          The effective tax rate was 40.2% for 1997 and 37.3% for 1996. The increase in the effective tax rate results from the increase in amortization of goodwill, which is not deductible for tax purposes.

          Income before extraordinary charge was $143.3 million for 1997 and $84.0 million for 1996. This increase is primarily the result of the above-mentioned factors.

          The extraordinary charge of $91.2 million recorded in the third quarter of 1997 consists of fees incurred in the prepayment of certain indebtedness and write-off of debt issuance costs.

          Net income was $52.1 million for 1997 and $84.0 million for 1996. This decrease is primarily the result of the increase in income before extraordinary charge offset by the extraordinary charge.

LIQUIDITY AND CAPITAL RESOURCES

          The Company funded its working capital and capital expenditure needs in 1998 through internally generated cash flow and the issuance of unrated commercial paper, supplemented by borrowings under committed and uncommitted bank lines of credit and lease facilities.

          Cash provided by operating activities was $727.9 million for the 52 weeks ended January 30, 1999 compared to $253.8 million for the 52 weeks ended January 31, 1998. The increase in cash provided from operating activities is due primarily to an improvement in operating income resulting from the recent acquisitions. The Company's principal use of cash during the period is for seasonal purchases of inventory. Because of the inventory turnover rate, the Company is able to finance a substantial portion of the increased inventory through trade payables.

          Cash used for investing activities was $723.8 million for the 52 weeks ended January 30, 1999 compared to $598.7 million for the 52 weeks ended January 31, 1998. The investing activities consisted primarily of capital expenditures and business acquisitions. Capital expenditures of $722 million in the current year were for the construction of new stores, remodeling existing stores and additions to distribution centers and offices. During the 52 weeks ended January 30, 1999, the Company opened [28] new stores and completed the remodel of 91 stores. The Company intends to use the combination of cash flows from operations and borrowings under its credit facilities to finance its capital expenditure requirements for 1999, currently budgeted to be approximately $760 million, net of estimated real estate sales and stores financed on leases. If the Company determines that it is preferable, it may fund its capital expenditure requirements by mortgaging facilities, entering into sale/leaseback transactions, or by issuing additional debt or equity.

          Additionally, the Company completed several business acquisitions which resulted in the use of cash for investing activities. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the Company's acquisitions.

          Cash provided by financing activities was $56.5 million for the 52 weeks ended January 30, 1999. The financing activities consisted primarily of cash receipts on the exercise of stock options, principal payments on long-term debt and capital leases, and activity related to the debt refinancing completed in conjunction with the acquisitions of Ralphs/Food 4 Less and QFC.

          On March 11, 1998 the Company entered into new financing arrangements which included a public issue of $1.75 billion of senior unsecured notes (the "Notes") and a bank credit facility (the "1998 Senior Credit Facility"). The 1998 Senior Credit Facility included a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term loan. The Notes consisted of $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38% and $750 million of ten-year notes at 7.45%. Each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the Notes on a full and unconditional basis ("Subsidiary Guarantor"). No restrictions exist on the ability of the Subsidiary Guarantors to make distributions to the Company, except, however, the obligations of each Subsidiary Guarantor under its Guarantee are limited to the maximum amount as will result in obligations of such Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar Federal or state law (e.g. adequate capital to pay dividends under corporate laws). The obligations of the Company under the 1998 Senior Credit Facility are guaranteed by certain subsidiaries and are also collateralized by the stock of certain subsidiaries.

          The 1998 Senior Credit Facility requires the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") and fixed charge coverage. In addition, the

     1998 Senior Credit Facility limits dividends on and redemption of capital stock. At January 30, 1999, the Company is in compliance with these debt covenants.

          In addition to the 1998 Senior Credit Facility and Notes, the Company entered into a $500 million five-year operating lease facility, which refinanced $303 million in existing lease financing facilities. At January 30, 1999, $364.0 million was outstanding on this lease facility. The remaining balance of this lease facility will be used for land acquisition and construction costs for new stores. The obligations of the Company under the lease facility are guaranteed by certain subsidiaries and are also collateralized by the stock of certain subsidiaries.

          At January 30, 1999, the Company had $125.0 million of uncommitted money market lines with five banks and $1.15 billion in unrated commercial paper facilities with four banks. The uncommitted money market lines and unrated commercial paper are used primarily for seasonal inventory requirements, new store construction and financing existing store remodeling, acquisition of land, and major projects such as management information systems. At January 30, 1999, a total of approximately $511.7 million was available for borrowings under the 1998 Senior Credit Facility and the commercial paper facilities and $20.0 million was available for borrowings from the uncommitted money market lines.

          See Note 6 of Notes to Consolidated Financial Statements for a discussion of the Company's interest rate swap, cap and collar agreements.

          The Company had $42.5 million of outstanding Letters of Credit as of January 30, 1999. The Letters of Credit are used to support the importation of goods and to support the performance, payment, deposit or surety obligations of the Company.

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

Recent Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments. The Company is evaluating the effect of this statement on its financial position and results of operations.

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

          The following table estimates the Company's completion status for each phase of the Plan as of January 30, 1999, based on information currently available:

                                                 Percent Complete
                                   --------------------------------------------
                                   Category     Phase 1     Phase 2     Phase 3
                                   --------     -------     -------     -------
Information Technology                 1            95%         72%         43%
Merchandise and external entities      2            65%         40%         25%
Non-IT Systems                         3            71%         34%         10%

          Phase 1 is expected to be completed by the end of the first quarter of 1999. Phases 2 and 3 will continue throughout 1999. However, the Company`s ability to timely execute its Plan may be adversely affected by a variety of factors, some of which are beyond the Company's control, including the potential for unseen implementation problems, delays in the delivery of products, or inefficiencies in store operations resulting from loss of power or communication links between stores, distribution centers, and headquarters.

          Critical business partners have been contacted for their status on year 2000 readiness. Based on the Company's assessment of their responses, the Company believes that the majority of its business partners are taking action for year 2000 readiness. Notwithstanding the substantial efforts by the Company and its key business partners, the Company could potentially experience disruptions to some aspects of its various activities and operations. Consequently, in conjunction with the Plan, the Company's management is formulating contingency plans for critical functions and processes, which may be implemented to minimize the risk of interruption to the Company's business in the event of a year 2000 occurrence.

          Contingency planning, which utilizes a business process approach, focuses on the following priorities: ability to sell products to customers, continuously replenish stores with goods (ordering and distribution), pay employees, collect and remit on outstanding accounts, meet other regulatory and administrative needs, and address merchandising objectives. We expect that documented contingency plans for critical business processes will be in place by the end of the third quarter of 1999.

          The Company has committed significant resources in connection with resolving the potential impact of year 2000. The total estimated costs of the Plan, exclusive of capital expenditures, are projected to be $25.0 to $30.0 million. Costs charged to operations for the 52 weeks ended January 30, 1999 totaled $6.0 million , which represented an immaterial portion of the Company's information services budget over the period, and were $3.0 million in 1997. Estimated costs expected to be incurred and expensed in 1999 are $12.0 to $17.0 million, based on available information. The costs of the Company's year 2000 efforts are funded from operating cash flow.

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

          Leverage; Ability to Service Debt. The Company is highly leveraged. As of January 30, 1999, the Company has total indebtedness (including current maturities and capital lease obligations) of $5.2 billion. Total indebtedness consists of long-term debt, including borrowings under the 1998 Senior Credit Facility, notes and capitalized leases. Total indebtedness does not reflect certain commitments and contingencies of the Company, including operating leases under the lease facility and other operating lease obligations. The Company has significant interest and principal repayment obligations and significant rental payment obligations, and the ability of the Company to satisfy such obligations is subject to prevailing economic, financial and business conditions and to other factors, many of which are beyond the Company's control. A significant amount of the Company's borrowings and rental obligations bear interest at floating rates (including borrowings under the 1998 Senior Credit Facility and obligations under the lease facility), which will expose the Company to the risk of increased interest and rental rates.

          Merger Integration. The significant increase in size of the Company's operations resulting from the recent mergers has substantially increased the demands placed upon the Company's management, including demands resulting from the need to integrate the accounting systems, management information systems, distribution systems, manufacturing facilities and other operations of Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less. In addition, the Company could experience unexpected costs from such integration and/or a loss of customers or sales as a result of the recent mergers, including as a result of the conversion of Hughes Family Markets banners to Ralphs. There can also be no assurance that the Company will be able to maintain the levels of operating efficiency which Fred Meyer Stores, Smith's, QFC and Ralphs/Food 4 Less had achieved separately prior to the mergers. The failure to successfully integrate the operations of the acquired businesses, the loss of key management personnel and the loss of customers or sales could each have a material adverse effect on the Company's results of operations or financial position.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

          The Company manages interest rate risk through the strategic use of fixed and variable interest rate debt and, to a limited extent, interest rate derivatives. At January 30, 1999, the Company's derivative instrument consisted of an interest rate collar agreement which expires on July 24, 2003 and effectively sets interest rate limits on a notional principal amount of $300.0 million on the Company's floating rate long-term debt. The agreement limits the interest rate fluctuation of the 3-month adjusted LIBOR (as defined in the collar agreement) to a range between 4.10% and 6.50% and requires quarterly cash settlements for interest rate fluctuation outside of the limits.

          The following table provides information by year of maturity about the Company's other financial instruments that are sensitive to interest rate changes (dollars in thousands):

                                                   Expected Year of Maturity
                              ------------------------------------------------------------------------
                                1999        2000        2001        2002          2003      Thereafter
                              --------    --------    --------    --------    ----------    ----------
Long-term Debt:
    Fixed rate                $ 29,539    $ 30,023    $ 14,752    $  4,733    $  253,156    $1,620,564
    Average interest rate        5.95%       6.75%       6.30%       8.97%         7.16%         7.54%

    Variable rate              117,481     221,770     357,172     467,954     1,847,858         3,674
    Average interest rate        5.87%       5.97%       6.08%       6.18%         6.30%         6.45%

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

Consolidated Statements of Income

                                                                          Fiscal Year Ended
                                                              -------------------------------------------
                                                              January 30,     January 31,     February 1,
(In thousands, except per share data)                               1999            1998            1997
                                                             -----------     -----------     -----------
Net sales                                                    $14,878,771     $ 7,359,202     $ 4,530,120
Cost of goods sold:
  General                                                     10,418,893       5,175,128       3,177,838
  Related party lease (Note 5)                                                                     5,566
                                                             -----------     -----------     -----------
Total cost of goods sold                                      10,418,893       5,175,128       3,183,404
                                                             -----------     -----------     -----------
Gross margin                                                   4,459,878       2,184,074       1,346,716
Operating and administrative expenses:
  General                                                      3,536,104       1,784,128       1,111,520
  Related party leases (Notes 5 and 9)                                 -          41,709          50,954
  Amortization of goodwill                                        92,268          16,387           1,385
  Merger related costs (Note 4)                                  268,854               -               -
                                                             -----------     -----------     -----------
Total operating and administrative expenses                    3,897,226       1,842,224       1,163,859
                                                             -----------     -----------     -----------
Income from operations                                           562,652         341,850         182,857
Interest expense                                                 378,236         102,094          48,855
                                                             -----------     -----------     -----------
Income before income taxes and extraordinary charge              184,416         239,756         134,002
Provision for income taxes (Note 7)                              129,244          96,445          50,039
                                                             -----------     -----------     -----------
Income before extraordinary charge                                55,172         143,311          83,963
Extraordinary charge, net of taxes (Note 6)                     (217,947)        (91,210)
                                                             -----------     -----------     -----------
Net income (loss)                                            $  (162,775)    $    52,101     $    83,963
                                                             ===========     ===========     ===========
Basic earnings per common share:
  Income before extraordinary charge                         $      0.36     $      1.37     $      1.05
  Extraordinary charge                                             (1.43)          (0.87)
                                                             -----------     -----------     -----------
  Net income (loss)                                          $     (1.07)    $      0.50     $      1.05
                                                             ===========     ===========     ===========
  Basic weighted average number of common
    shares outstanding                                           151,699         104,520          79,794
                                                             ===========     ===========     ===========
Diluted earnings per common share:
  Income before extraordinary charge                         $      0.34     $      1.31     $      1.00
  Extraordinary charge                                             (1.36)          (0.83)              -
                                                             -----------     -----------     -----------
  Net income (loss)                                          $     (1.02)    $      0.48     $      1.00
                                                             ===========     ===========     ===========
  Diluted weighted average number of common and
    common equivalent shares outstanding                         160,218         109,591          84,068
                                                             ===========     ===========     ===========
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                                            January 30,     January 31,
(In thousands)                                                    1999            1998
                                                           -----------     -----------
Assets

Current assets:
     Cash and cash equivalents                             $   177,907     $   117,311
     Receivables                                               126,315         108,496
     Inventories                                             1,820,186       1,240,866
     Prepaid expenses and other                                 70,576          70,536
     Current portion of deferred taxes (Note 7)                256,417          90,804
                                                           -----------     -----------
Total current assets                                         2,451,401       1,628,013

Property and equipment:
     Buildings, fixtures and equipment                       3,805,462       2,802,757
     Property held under capital leases                        170,038          67,542
     Land                                                      589,542         414,616
                                                           -----------     -----------
     Total property and equipment                            4,565,042       3,284,915
     Less accumulated depreciation and amortization          1,115,456         852,875
                                                           -----------     -----------
Property and equipment--net                                  3,449,586       2,432,040

Other assets:
     Goodwill--net                                           3,791,334       1,279,130
     Long-term deferred tax assets (Note 7)                    275,077
     Other                                                     183,816          83,753
                                                           -----------     -----------
Total other assets                                           4,250,227       1,362,883
                                                           -----------     -----------
Total assets                                               $10,151,214     $ 5,422,936
                                                           ===========     ===========
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

                                                            January 30,     January 31,
(In thousands, except per share data)                             1999            1998
                                                           -----------     -----------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                      $ 1,140,386     $   766,678
     Current portion of long-term debt
          and lease obligations (Notes 6 and 9)                188,059          19,650
     Accrued expenses:
       Compensation                                            317,175         188,417
       Other                                                   612,263         218,750
                                                           -----------     -----------
Total current liabilities                                    2,257,883       1,193,495

Long-term debt (Note 6)                                      4,821,635       2,184,794

Capital lease obligations (Note 9)                             158,938          82,782

Deferred income taxes (Note 7)                                       -          83,183

Other long-term liabilities (Note 10)                          598,353         176,322

Commitments and contingencies (Notes 9 and 12)

Stockholders' equity (Note 8):
     Preferred stock, $.01 par value (authorized,
       100,000 shares; outstanding, none)
     Common stock, $.01 par value (authorized,
       400,000 shares; issued 155,775 shares in 1998
       and 128,809 shares in 1997; outstanding 155,770
       shares in 1998 and 128,809 shares in 1997)                1,558           1,288
     Additional paid-in capital                              1,948,486       1,173,760
     Other                                                      (3,991)           (764)
     Treasury stock (5 shares in 1998)                            (249)
     Retained earnings                                         368,601         528,076
                                                           -----------     -----------
Total stockholders' equity                                   2,314,405       1,702,360
                                                           -----------     -----------
Total liabilities and stockholders' equity                 $10,151,214     $ 5,422,936
                                                           ===========     ===========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                                    Fiscal Year Ended
                                                                       ------------------------------------------
                                                                       January 30,     January 31,     February 1,
(In thousands)                                                               1999            1998            1997
                                                                       ----------      ----------      ----------
Cash flows from operating activities:
     Income before extraordinary charge                                $   55,172      $  143,311      $   83,963
     Adjustments to reconcile income before extraordinary
         charge to net cash provided by operating activities:
        Depreciation and amortization of property and equipment           323,029         195,318         134,946
        Amortization of goodwill                                           92,268          16,387           1,385
        Deferred lease transactions                                       (12,770)        (15,833)         (4,944)
        Deferred income taxes                                             (14,419)         17,090          10,548
        Merger related asset write-downs                                   82,925
        Changes in operating assets and liabilities:
          Inventories                                                       5,513        (104,693)        (83,841)
          Other current assets                                             26,704           6,592         (20,791)
          Accounts payable                                                 44,665          (6,784)        143,282
          Accrued expenses and other liabilities                          (35,526)         (8,495)         14,537
          Income taxes                                                    158,060          33,369           2,459
        Other                                                               2,280         (12,565)        (14,919)
                                                                       ----------      ----------      ----------
Net cash provided by operating activities                                 727,901         263,697         266,635

Cash flows from investing activities:
     Cash acquired in acquisitions                                         68,889          71,635
     Payments made for acquisitions                                      (155,329)       (425,855)
     Purchases of property and equipment                                 (722,188)       (329,374        (179,898)
     Proceeds from sale of property and equipment                          65,673          79,508         126,002
     Other                                                                 19,141           5,375          12,340
                                                                       ----------      ----------      ----------

Net cash used for investing activities                                   (723,814)       (598,711)        (41,556)

Cash flows from financing activities:
     Issuance of common stock - net                                        69,331         227,386           9,278
     Stock repurchase and related expenses                                                                (70,099)
     Long-term financing:
        Borrowings                                                      4,413,941       1,857,708
        Repayments                                                     (4,432,498)     (1,697,724)       (154,749)
     Other                                                                  5,735           1,615             (63)
                                                                       ----------      ----------      ----------
Net cash provided by (used in) financing activities                        56,509         388,985        (215,633)
                                                                       ----------      ----------      ----------

Net increase in cash and cash equivalents for the year                     60,596          53,971           9,436
Cash and cash equivalents at beginning of year                            117,311          63,340          53,904
                                                                       ----------      ----------      ----------

Cash and cash equivalents at end of year                               $  177,907      $  117,311      $   63,340
                                                                       ==========      ==========      ==========

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity

                                            Common Stock                    Treasury Stock
                                          ---------------                  ----------------
                                          Number             Additional    Number
                                              of                Paid-in        of                          Retained
 (In thousands)                           Shares   Amount       Capital    Shares    Amount      Other     Earnings         Total
                                         -------   ------    ----------    ------   -------    -------    ---------    ----------
Balance at February 3, 1996               80,830     $813    $  223,982       ---   $   ---    $(2,045)   $ 392,012    $  614,762
Issuance/purchase of common stock:
    Stock options exercised                3,507       35         7,966                                                     8,001
    Stock bonus                               20                    166                           (566)                      (400)
    Tax benefits from stock options                                 877                                                       877
    Treasury stock                                                 (326)    4,400   (69,773)                              (70,099)
Other                                        278        3         5,030                            565                      5,598
Net income                                                                                                   83,963        83,963
                                         -------   ------    ----------    ------   -------    -------    ---------    ----------
Balance at February 1, 1997               84,635      851       237,695     4,400   (69,773)    (2,046)     475,975       642,702
Issuance of common stock:
    Stock options exercised                3,077       31        33,361         1       (29)                               33,363
    Stock bonus                               12                    238                           (238)                       ---
    Tax benefits from stock options                              12,690                                                    12,690
    Fox acquisition                          332        3         9,201                                                     9,204
    Smith's acquisition                   33,301      333       719,630                                                   719,963
    KUI acquisition                        1,719       17        35,943                                                    35,960
    Hughes acquisition                     9,833       98       191,976                                                   192,074
Other                                        301        3         2,780                          1,520                      4,303
Retirement of treasury stock              (4,401)     (48)      (69,754)   (4,401)   69,802
Net income                                                                                                   52,101        52,101
                                         -------   ------    ----------    ------   -------    -------    ---------    ----------
Balance at January 31, 1998              128,809    1,288     1,173,760       ---       ---       (764)     528,076     1,702,360
Adjustment for QFC                           118        1           311                                       3,323         3,635
Issuance of common stock:
    Stock options exercised                4,879       49        66,920         5      (249)                               66,720
    Stock bonus                               64        1         2,857                         (2,858)                       ---
    Tax benefits from stock options                              47,373                                                    47,373
    Ralphs acquisition                    21,671      217       652,811                           (514)                   652,514
Other                                        234        2         4,454                            145          (23)        4,578
Net loss                                                                                                   (162,775)     (162,775)
                                         -------   ------    ----------    ------   -------    -------    ---------    ----------
Balance at January 30, 1999              155,775   $1,558    $1,948,486         5   $  (249)   $(3,991)   $ 368,601    $2,314,405
                                         =======   ======    ==========    ======   =======    =======    =========    ==========

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

          The Company--Fred Meyer, Inc., a Delaware corporation, collectively with its subsidiaries ("Fred Meyer" or the "Company") is one of the largest food retailers in the United States, operating 781 supermarkets and multi-department stores located primarily in the Western portion of the United States. The Company operates multiple formats that appeal to customers across a wide range of income brackets including stores under the following banners: Fred Meyer, Smith's Food & Drug Centers, Smitty's, QFC, Ralphs, and Food 4 Less.

          Principles of Consolidation--The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

          Fiscal Year--The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 1998, 1997, and 1996 ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively. Operating results for fiscal years 1998, 1997, and 1996 include 52 weeks.

          Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

          Business Segment--The Company's operations consist of one segment, retail sales.

          Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

          Inventories--Inventories consist principally of merchandise held for sale and substantially all inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories on a first-in, first-out method, which approximates replacement cost, would have been higher by $57.7 million at January 30, 1999 and $51.8 million at January 31, 1998 , respectively. The pretax LIFO charge (income) was $5.9 million in 1998, ($3.7) million in 1997, and ($.9) million in 1996.

          Property and Equipment--Property and equipment is stated at cost. Depreciation on owned buildings and equipment is provided using the straight-line method over the estimated useful lives of the related assets of three to 31 years. Amortization of buildings and equipment under capital leases is provided using the straight-line method over the remaining related lease terms of 16 to 40 years. Accumulated amortization of buildings and equipment under capitalized leases was $28 million at January 30, 1999 and $8.9 million at January 31, 1998.

          Goodwill--Goodwill is generally amortized on a straight-line basis over 40 years. Management periodically evaluates the recoverability of goodwill based upon current and anticipated net income and undiscounted future cash flows. Accumulated amortization was $115.5 million at January 30, 1999 and $23.1 million at January 31, 1998.

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

          Advertising--Advertising costs are expensed as incurred. Advertising costs were $148.1 million in 1998, $62.9 million in 1997and $40.0 million in 1996.

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

          Interest Costs--Interest costs are expensed as incurred, except for interest costs which have been capitalized as part of the cost of properties under development. The Company's cash payments for interest (net of capitalized interest of approximately $1.7 million in 1998, $1.0 million in 1997 and $1.4 million in 1996) totaled $369.1 million in 1998, $97.8 million in 1997 and $49.5 million in 1996.

          Income Taxes--Deferred income taxes are provided for those items included in the determination of income or loss in different periods for financial reporting and income tax purposes. Targeted jobs and other tax credits are recognized in the year realized.

          Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities (see Note 7).

          Cash paid (refunded) for income taxes was $(21.1) million in 1998, $44.9 million in 1997 and $36.9 million in 1996.

          Stock-based Compensation--As allowed under SFAS No. 123, Accounting for Stock-based Compensation, the Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value based method, but provides pro forma disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123 had been applied in measuring compensation expense (see Note 8).

          Comprehensive Income--The Company does not have any other comprehensive income. Accordingly, comprehensive income (loss) is the same as reported net income.

          Earnings Per Common Share--Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relate to outstanding stock options and warrants.

          Reclassifications--Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications have no effect on previously reported net income.

          Recent Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments. The Company is evaluating the effect of this statement on its financial position, results of operations, and cash flows.

2. Recent Events

          On October 19, 1998, the Company announced the signing of a definitive merger agreement with The Kroger Co. ("Kroger"), the largest retail grocery chain in the United States. On that date, Kroger operated 1,398 food stores, 802 convenience stores and 34 manufacturing facilities that manufacture products for sale in all Kroger divisions, as well as to external customers. Under the terms of the merger agreement, Fred Meyer stockholders will receive one newly issued share of Kroger common stock for each share of Fred Meyer common stock. The transaction will be accounted for as a pooling of interests. It is expected to close in April 1999 subject to approval of Kroger and Fred Meyer stockholders and antitrust and other regulatory authorities and customary closing conditions. In anticipation of the intended merger with Kroger, the Company has secured approval from its banks to amend its 1998 Senior Credit Facility (as defined herein) as well as its operating lease facility. These proposed amendments are subject to completion of the merger and will be guaranteed by Kroger. The Company's outstanding senior notes due 2003 through 2008 are expected to remain outstanding after the merger.

3. Acquisitions and Dispositions

          On March 9, 1998, Fred Meyer issued 41.2 million shares of Fred Meyer common stock for all the outstanding stock of Quality Food Centers, Inc. ("QFC"), a supermarket chain operating 89 stores in the Seattle/Puget Sound region of Washington state and 56 Hughes Family Markets stores in Southern California on that date. As a result, QFC became a wholly owned subsidiary of Fred Meyer. The merger of Fred Meyer and QFC was accounted for as a pooling of interests and the accompanying financial statements reflect the consolidated results of Fred Meyer and QFC for all periods presented. The amounts included in the prior year results of operations from Fred Meyer and QFC are as follows (in thousands, except per share data):

                                             Fred Meyer        QFC        Consolidated
                                             Historical     Historical       Company
                                             ----------     ----------    ------------
Fiscal 1997

  Net sales                                  $5,481,087     $1,878,115     $7,359,202
  Net income                                     12,094         40,007         52,101
  Diluted earnings per common share                0.17           1.95           0.48

Fiscal 1996

  Net sales                                   3,724,839        805,281      4,530,120
  Net income                                     58,545         25,418         83,963
  Diluted earnings per common share                1.05           1.71           1.00

          On March 10, 1998, the Company acquired Food 4 Less Holdings, Inc. ("Ralphs/Food 4 Less"), a supermarket chain operating 409 stores primarily in Southern California on that date, which became a wholly-owned subsidiary of the Company. The Company issued 21.7 million shares of common stock of the Company for all of the equity interests of Ralphs/Food 4 Less. The acquisition was accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price and assumption of certain liabilities and include the operating results of Ralphs/Food 4 Less from the date of acquisition.

          In conjunction with the acquisition of Ralphs/Food 4 Less and merger with QFC, the Company entered into a settlement agreement with the State of California in which it agreed to divest 19 specific stores in Southern California to settle potential antitrust and unfair competition claims. At January 30, 1999, the Company has sold 13 of the stores and has sale agreements or letters of intent on the other six stores.

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

          The Smith's acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Smith's from the date of acquisition. In total, the Company issued 33.3 million shares of common stock to the Smith's stockholders.

          On August 17, 1997, the Company acquired substantially all of the assets and liabilities of Fox Jewelry Company ("Fox") in exchange for common stock with a fair value of $9.2 million. The Fox acquisition was accounted for under the purchase method of accounting. The results of operations of Fox do not have a material effect on the consolidated operating results, and therefore are not included in the pro forma data presented below.

          On March 19, 1997, QFC acquired the principal operations of Hughes Markets, Inc. ("Hughes"), including the assets and liabilities related to 57 stores located in Southern California and a 50% interest in Santee Dairies, Inc., one of the largest dairy plants in California. The merger was effected through the acquisition of all outstanding voting securities of Hughes for approximately $360.5 million in cash and the assumption of approximately $33.2 million of indebtedness of Hughes. The Hughes acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of Hughes from the date of acquisition.

          On February 14, 1997, QFC acquired the principal operations of Keith Uddenberg, Inc. ("KUI"), including assets and liabilities related to 25 stores in the western and southern Puget Sound region of Washington. The merger was effected through the acquisition of all outstanding voting securities of KUI for $34.5 million cash, 1.7 million shares of common stock and the assumption of approximately $23.8 million of indebtedness of KUI. The KUI acquisition was accounted for under the purchase method of accounting. The financial statements include the operating results of KUI from the date of acquisition.

          Additionally, the Company completed the acquisition of food and fine jewelry stores during the 52 weeks ended January 30, 1999. On October 4, 1998, the Company acquired 123 Littman Jewelers and Barclays Jewelers stores located primarily in 10 states on the East coast for $80.3 million in cash and assumption of $43.7 million in debt. On October 1, 1998, the Company acquired 13 Albertson's and Buttrey grocery stores in Montana and Wyoming for $31.3 million in cash. These acquisitions were accounted for under the purchase method of accounting. The results of operations for these acquired stores do not have a material effect on the consolidated operating results, and therefore are not included in the pro forma data presented below.

          On December 6, 1998, Ralphs Grocery Company, a subsidiary of the Company, sold 38 grocery stores located in Kansas and Missouri to Associated Wholesale Grocers, Inc., a member-owned grocery cooperative, for $45.2 million which approximated book value. Sales from the 38 stores included in 1998 results were $217.2 million.

          The following unaudited pro forma information presents the results of the Company's operations assuming the Ralphs/Food 4 Less, Smith's, KUI, and Hughes acquisitions occurred at the beginning of each period presented. In addition, the following unaudited pro forma information gives effect to refinancing certain debt as if such refinancing occurred at the beginning of each period presented (in thousands, except per share data):

                                                            Fiscal Year Ended
                                                     ------------------------------
                                                      January 30,        January 31,
                                                            1999               1998
                                                     -----------        -----------
Net sales                                            $15,424,303        $14,949,516
Income (loss) before extraordinary charge                 (5,597)           115,649
Net loss                                                (223,544)          (102,298)
Diluted earnings per common share:
  Income (loss) before extraordinary charge                (0.04)              0.75
  Net loss                                                 (1.45)             (0.66)

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

          The supplemental schedule of business acquisitions is as follows (in thousands):

                                                            Fiscal Year Ended
                                                     ------------------------------
                                                      January 30,        January 31,
                                                            1999               1998
                                                     -----------        -----------
Fair value of assets acquired                        $ 2,208,910        $ 1,985,604
Goodwill recorded                                      2,389,917          1,252,081
Value of stock issued                                   (652,514)          (765,126)
Liabilities assumed                                   (3,790,984)        (2,046,704)
                                                     -----------        -----------
Cash paid                                            $   155,329        $   425,855
                                                     ===========        ===========

          In conjunction with purchase acquisitions, the Company accrued certain costs associated with closing and divesting of certain acquired facilities and severance payments to terminate employees of the acquired companies. The following table presents the activity in the Company's accrued purchase liabilities. (in thousands)

                                     Facility
                                      Closure     Employee
                                        Costs     Severance         Total
                                     --------     ---------      --------
 Balance at February 1, 1997         $      -     $       -      $      -
   Additions                           22,498         8,903        31,401
   Payments                            (3,767)       (1,078)       (4,845)
                                     --------     ---------      --------
 Balance at January 31, 1998           18,731         7,825        26,556
   Additions                          122,448        21,265       143,713
   Payments                           (12,853)       (2,082)      (14,935)
   Reductions to goodwill                            (2,588)       (2,588)
                                     --------     ---------      --------
 Balance at January 30, 1999         $128,326     $  24,420      $152,746
                                     ========     =========      ========

          Facility Closure Costs--The Company acquired certain idle facilities in its purchase acquisitions including 63 closed stores, four closed warehouses and one vacant parcel all of which are leased facilities. The Company also acquired 16 stores that the California Attorney General required divestiture of and 17 stores that were duplicate facilities in purchase acquisitions. Divestiture of thirteen stores required by the California AG has been completed and 7 of the duplicate facilities have been closed. The remaining 10 duplicate stores are expected to close by the end of 1999. Facility closure costs accrued include obligations for future contractual lease payments, net of sublease income, and closure costs.

          Employee Severance--Employee severance relates to 24 employees that have been terminated and 73 employees that will be terminated in the future. Under severance agreements, the severance will be paid over a period not to exceed three years following the date of termination.

4.  Merger Related Costs

          The Company is in the process of implementing its plan to integrate its five primary operations (Fred Meyer Stores, Ralphs/Food 4 Less, Smith's, QFC and Hughes) resulting in merger related costs of $268.9 million in 1998. The integration plan includes the consolidation of distribution, information systems, and administrative functions, conversion of 78 store banners, closure of seven stores, and transaction costs incurred to complete the mergers. The costs were reported in the periods in which cash was expended except for $25.9 million that was accrued for liabilities incurred to exit certain activities and retain certain key employees and an $82.9 million charge to write-down certain assets. The following table presents components of the merger related costs (in thousands):

                                                      Fiscal Year
                                                            Ended
                                                       January 30,
                                                             1999
                                                      -----------
Charges recorded as cash expended
     Distribution consolidation                        $   15,844
     Systems integration                                   50,408
     Store Conversions                                     48,105
     Transaction costs                                     33,436
     Store closures                                           133
     Administration integration                            12,054
                                                       ----------
                                                          159,980
Noncash asset write-down
     Distribution consolidation                            28,588
     Systems integration                                   25,620
     Store conversions
     Transaction costs
     Store closures                                        25,491
     Administration integration                             3,226
                                                       ----------
                                                           82,925
Accrued charges
     Distribution consolidation
     Systems integration                                    1,445
     Store conversions
     Transaction costs                                      5,797
     Store closures                                         6,686
     Administration integration                            12,021
                                                       ----------
                                                           25,949
                                                       ----------
Total merger related costs                             $  268,854
                                                       ==========

Total charges
     Distribution consolidation                        $   44,432
     Systems integration                                   77,473
     Store conversions                                     48,105
     Transaction costs                                     39,233
     Store closures                                        32,310
     Administration integration                            27,301
                                                       ----------
Total merger related costs                             $  268,854
                                                       ==========

          Distribution Consolidation--Represents costs to consolidate manufacturing and distribution operations and eliminate duplicate facilities. The costs include a $28.6 million write-down to estimated net realizable value for the Hughes distribution center in Southern California. Net realizable value was determined by a market analysis. The facilities are held for sale and depreciation expense for the closed Hughes distribution facility has been suspended. Additional depreciation expense in 1998 would have totaled $1.7 million if it had not been suspended. Efforts to dispose of the facilities are ongoing and a sale is expected in 1999. Also included are $12.9 million incurred for incremental labor during the closing of the distribution center and other incremental costs incurred as a part of the realignment of the Company's distribution system.

          Systems Integration--Represents the costs of integrating systems from QFC, Hughes and Smith's computer platforms into Fred Meyer and Ralphs' platforms and the related conversion of all corporate office and store systems. The asset write-down of $25.6 million includes $18.2 million for computer equipment and related software that have been abandoned and $7.4 million associated with computer equipment at QFC which is being written off over 18 months at which time it will be abandoned. Costs totaling $50.4 million were expensed as incurred and includes $26.4 million of incremental operating costs, principally labor, during the conversion process, $14.0 million paid to third parties, and $9.3 million of training costs. Also included are severance costs for system employees who will be terminated as the integration is completed.

          Store Conversions--Includes the costs to convert 55 Hughes stores to the Ralphs' banner, 15 Smitty's stores to the Fred Meyer banner, five QFC stores to the Fred Meyer banner, and three Fred Meyer stores to the Smith's banner. The conversion of the Hughes and QFC stores are substantially complete. Costs totaling $48.1 million represented incremental cash expenditures for advertising and promotions to establish the banner, changing store signage, labor required to remerchandise the store inventory and other services which were expensed as incurred.

          Transaction Costs--Represents $33.4 million for fees paid to outside parties and employee bonuses that were contingent upon the completion of the mergers and $5.8 million for an employee stay bonus program. The stay bonus program was accrued ratably in 1998 over the stay period and was paid in the fourth quarter of 1998.

          Store Closures--Includes the costs to close four stores identified as duplicate facilities and to sell three stores pursuant to a settlement agreement with the State of California ("AG Stores"). Annual sales and operating income for the four duplicate facilities and three AG Stores are approximately $133 million and $3 million, respectively. The asset write-down represents $6.0 million of book value in excess of sale proceeds, $18.5 million for the write-off of the goodwill associated with the AG Stores, and $6.7 million of lease termination costs. As of January 30, 1999, all stores were closed or sold except for one AG store which is expected to be sold in the first quarter of 1999. The net book value of the AG Stores representing building, fixtures and equipment was written down to an estimated net realizable value of $5.7 million. Depreciation expense continues to be recorded at the historical rate.

          Administration Integration--Includes $15.1 million for labor and severance costs of which $9.3 million has been expended and the employees have been terminated and $9.4 million to conform accounting policies of QFC and Hughes to Fred Meyer, including the calculation of bad debt and costs for real estate transactions.

          The following table presents the activity in the reserve accounts for the year ended January 30, 1999. The beginning balance was zero (in thousands):

                                                                           Reserve
                                     Charged                              Balance at
                                        to         Cash                     Jan 30,
                                     Expense     Payments     Reclass        1999
                                     -------     --------     -------     ----------
 Systems integration
       Severance                     $ 1,445     $    133                 $  1,312
 Transaction costs
       Stay bonus program              5,797        5,797                        -
 Store closures
      Lease obligation                 6,686        1,717                    4,969
 Administration integration
       Severance                      12,021        8,158                    3,863
                                     -------     --------     -------     --------
 Total amounts included in
   Current Liabilities               $25,949     $ 15,805     $     -     $ 10,144
                                     =======     ========     =======     ========

          Severance--Severance relates to 183 Hughes administrative employees in Southern California and 75 QFC administrative employees in Seattle. As of year end, all of the Hughes employees have been terminated. The QFC employees have been notified and their termination dates will vary ranging from February 15, 1999 to December 31, 1999. Under severance agreements, the amount of severance will be paid over a period following the date of termination.

          Lease Obligation--Following the merger, the Company closed a QFC store and agreed to dispose of the AG Stores under a settlement agreement with the State of California. The lease obligation represents future contractual lease payments on these stores over the expected holding period, net of any sublease income. The Company is actively marketing the stores to potential buyers and sub-lease tenants.

          Stay Bonus Program--Represents amounts which were paid under a stay bonus program in the fourth quarter of 1998.

5. Related-party Transactions

          The Company leases certain store locations and previously leased a distribution center from MetLife, which was a major beneficial stockholder of the Company's stock during 1997 and 1996. Rents paid to MetLife and other related parties on leases totaled $34.9 million in 1997 and $61.8 million in 1996. Rents paid for store locations leased or subleased from related parties were included in operating and administrative expenses. Rents paid to related parties for the leased distribution center were included in cost of goods sold.

          The Company owns approximately 20% of the non-voting equity of the Associated Grocers, Inc. ("A.G., Inc.") cooperative, which is one of QFC's major suppliers. Additionally, the Company has a right to a seat on A.G., Inc.'s board of directors. Amounts paid to A.G., Inc. for products and services totaled $172.6 million in 1998, $191.6 million in 1997 and $57.7 million in 1996.

          The Company has a management agreement for management and financial services with The Yucaipa Companies ("Yucaipa"), whose managing general partner serves as the Company's chairman of the board. The agreement provides for annual management fees equal to $0.5 million plus reimbursement of all of Yucaipa's reasonable out-of-pocket costs and expenses. In addition, the Company may retain Yucaipa in an advisory capacity in connection with certain acquisitions or sale transactions, debt and equity financings, or any other services not otherwise covered by the agreement. In 1998, the Company paid to Yucaipa approximately $20 million for services rendered in conjunction with the Ralphs/Food 4 Less and QFC mergers and termination fees of Ralphs/Food 4 Less management agreement.

6. Long-term Debt

     Long-term debt consisted of the following (in thousands):

                                                            January 30,    January 31,
                                                                  1999           1998
                                                            ----------     ----------
1997 Senior Credit Facility                                                $1,300,000

1998 Senior Credit Facility                                 $2,216,443
QFC Credit Facility                                                           214,293
Commercial paper with maturities through August,
  1999, classified as long-term, interest rates
  of 5.35% to 6.35% at January 30, 1999                        689,107        367,156
QFC 8.7% Senior Subordinated Notes, principal
  due 2007 with interest payable semi-annually                   3,065        150,000
Long-term notes secured by trust deeds, due
  through 2016, fixed interest rates from
  5.25% to 12.0%                                                59,611         61,075
Uncommitted bank borrowings classified as long-term            105,000         79,000
Senior notes, unsecured, due 2000 through 2008,
  fixed interest rates from 7.15% to 11.0%                   1,803,188
Other                                                           92,263         29,448
                                                            ----------     ----------
Total                                                        4,968,677      2,200,972
Less current portion                                           147,042         16,178
                                                            ----------     ----------
Total                                                       $4,821,635     $2,184,794
                                                            ==========     ==========

          In conjunction with the acquisitions of QFC and Ralphs/Food 4 Less in March 1998, the Company entered into new financing arrangements that refinanced a substantial portion of the Company's principal debt facilities and indebtedness assumed in the acquisitions. The new financing arrangements included a new bank credit facility and a public issue of $1.75 billion senior unsecured notes. The new bank credit facility (the "1998 Senior Credit Facility") provided for a $1.875 billion five-year revolving credit agreement and a $1.625 billion five-year term note. All indebtedness under the 1998 Senior Credit Facility is guaranteed by certain of the Company's subsidiaries and secured by the stock in the subsidiaries. The revolving portion of the 1998 Senior Credit Facility is available for general corporate purposes, including the support of the commercial paper program of the Company. Commitment fees are charged at .30% on the unused portion of the five-year revolving credit facility. Interest on the 1998 Senior Credit Facility is at adjusted LIBOR plus a margin of 1.0%. At January 30, 1999, the weighted average interest rate on both the five year term note and the amounts outstanding under the revolving credit facility was 5.9%.

          The unsecured senior notes issued on March 11, 1998, included $250 million of five-year notes at 7.15%, $750 million of seven-year notes at 7.38%, and $750 million of ten-year notes at 7.45% (the "Notes"). In connection with the issuance of the Notes, each of the Company's direct or indirect wholly-owned subsidiaries has jointly and severally guaranteed the Notes on a full and unconditional basis ("Subsidiary Guarantors"). The Subsidiary Guarantors are wholly owned subsidiaries of the Company and constitute all of the Company's direct and indirect subsidiaries, other than inconsequential subsidiaries. The non-guaranteeing subsidiaries represent less than 3%, on an individual and aggregate basis, of the Company's consolidated assets, pretax income, cash flow and net investment in subsidiaries.

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

          The Company has established uncommitted money market lines with five banks of $125.0 million. These lines, which generally have terms of approximately one year, allow the Company to borrow from the banks at mutually agreed upon rates, usually below the rates offered under the 1998 Senior Credit Facility. The Company has $105 million outstanding under the uncommitted money market lines at January 30, 1999. The Company also has $1.15 billion of unrated commercial paper facilities with four commercial banks. The Company has the ability to support commercial paper and other debt on a long-term basis through its bank credit facilities and therefore, based upon management's intent, has classified these borrowings, which totaled $689.1 million at January 30, 1999, as long-term debt. At January 30, 1999, a total of approximately $511.7 million was available for borrowings under the 1998 Senior Credit Facility and the commercial paper facilities and $20.0 million was available for borrowings from the uncommitted money market lines.

          The Company on occasion enters into various interest rate swap, cap and collar agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At January 30, 1999, the Company had outstanding one interest rate collar agreement which expires on July 24, 2003 and effectively sets interest rate limits on a notional principal amount of $300.0 million on the Company's floating rate long-term debt. The agreement limits the interest rate fluctuation of the 3-month adjusted LIBOR (as defined in the collar agreement) to a range between 4.10% and 6.50% and requires quarterly cash settlements for interest rate fluctuations outside of the limits. As of January 30, 1999, the 3-month adjusted LIBOR was 4.94%. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate collar agreement. The Company requires an "A" or better rating of the counterparties and, accordingly, does not anticipate nonperformance by the counterparties.

          In 1998, the Company recorded an extraordinary charge of $357.8 million less a $139.9 million income tax benefit which consisted of cash paid for premiums in the prepayment of certain notes and bank facilities of Fred Meyer, QFC and Ralphs/Food 4 Less and the write-off of the related deferred financing costs. In 1997, the Company recorded an extraordinary charge of $148.3 million less a $57.1 million income tax benefit which consisted of cash paid for premiums in the prepayment of certain notes and bank facilities of Fred Meyer Stores and Smith's and the write-off of their related deferred financing costs.

          Annual long-term debt maturities for the five fiscal years subsequent to January 30, 1999 are $147.0 million in 1999, $251.8 million in 2000, $371.9 million in 2001, $472.7 million in 2002, $2,101.0 million in 2003 and $1,624.2 thereafter.

7. Income Taxes

     The provision for income taxes includes the following (in thousands):

                                               Fiscal Year Ended
                                  ------------------------------------------
                                  January 30,     January 31,     February 1,
                                        1999            1998            1997
                                  ----------      ----------      ----------
Current                           $  143,663      $   80,479      $   39,491
Deferred                             (14,419)         15,966          10,548
                                  ----------      ----------      ----------
Total                             $  129,244      $   96,445      $   50,039
                                  ==========      ==========      ==========

          A reconciliation between the 35% statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

                                                                  Fiscal Year Ended
                                                                  -----------------
                                                     January 30,     January 31,     February 1,
                                                           1999            1998            1997
                                                     ----------      ----------      ----------
Federal income taxes at the statutory rate           $   64,546      $   83,914      $   46,901
State income taxes                                       19,752           7,297           2,833
Effect of non-deductible goodwill amortization           28,573           5,649             356
Merger related costs                                     15,157
Other                                                     1,216            (415)            (51)
                                                     ----------      ----------      ----------
Provision for income taxes                           $  128,028      $   96,445      $   50,039
                                                     ==========      ==========      ==========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 1999 and January 31, 1998 were as follows (in thousands):

                                                           January 30,     January 31,
                                                                 1999            1998
                                                           ----------      ----------
Deferred tax assets:
  Compensation related costs                               $   43,382      $   16,776
  Insurance related costs.                                     94,692          34,141
  Lease accounting                                             34,157               -
  Property and equipment                                        1,910               -
  Net operating loss carryforwards                            457,466          68,728
  Tax credits                                                  25,372           9,133
  Other                                                        70,554          24,660
                                                           ----------      ----------
Total deferred tax assets                                     727,533         153,438
Valuation allowance                                          (157,333)        (11,708)
                                                           ----------      ----------
Net deferred tax assets                                       570,200         141,730

Deferred tax liabilities:
  Property and equipment                                            -          87,822
  Inventory related costs                                      38,706          31,527
  Lease accounting                                                             14,760
                                                           ----------      ----------
Total deferred tax liabilities                                 38,706         134,109
                                                           ----------      ----------
Net deferred income taxes - asset                          $ (531,494)     $   (7,621)
                                                           ==========      ==========
Current deferred income taxes--asset                       $ (256,417)     $  (90,804)
Noncurrent deferred income taxes--(asset) liability          (275,077)         83,183
                                                           ----------      ----------
Net deferred income taxes--asset                           $ (531,494)     $   (7,621)
                                                           ==========      ==========

          At January 30, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $1,257.4 million which expire from 2004 through 2017. In addition, the Company has net operating loss carryforwards for state income tax purposes of $641.4 million which expire from 1999 through 2017. The Company has federal Alternative Minimum Tax ("AMT") credit carryforwards of $8.6 million which are available to reduce future regular taxes in excess of AMT. These credits have no expiration date. The valuation allowance increased in 1998 due to the expected utilization of NOL carryforwards at Ralphs/Food 4 Less.

8. Stockholders' Equity

          At January 30, 1999, 17.1 million shares of common stock were reserved for issuance to employees, including officers and directors, and nonemployee agents, consultants and advisors, under stock incentive plans. These plans provide for the granting of incentive stock options, nonqualified stock options, stock bonuses, stock appreciation rights, cash bonus rights and performance units.

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

          Stock Options--Activity under the plans was as follows (in thousands, except per share data):

                                                                           Fiscal Year Ended
                                             -------------------------------------------------------------------------------
                                               January 30, 1999             January 31, 1998             February 1, 1997
                                             ---------------------       ----------------------       ----------------------
                                                       Weighted                     Weighted                     Weighted
                                                        Average                      Average                      Average
                                                      Option Price                 Option Price                 Option Price
                                            Shares     Per Share         Shares     Per Share         Shares     Per Share
                                            ------    ------------       ------    ------------       ------    ------------
Outstanding at beginning of year            13,661     $   17.26         10,272     $   12.84          7,709     $   12.41
  Granted                                    1,788         37.43          5,188         25.09          4,749         14.58
  Options added from acquired company                                     1,595          7.33
  Exercised                                 (4,972)        13.53         (3,075)        10.96           (375)         7.81
  Cancelled                                   (370)        26.55           (319)        13.17         (1,811)        16.65
                                            ------                       ------                       ------

Outstanding at end of year                  10,107         22.34         13,661         17.26         10,272         12.84
                                            ======    ============       ======    ============       ======    ============

Exercisable at end of year                   5,049     $   15.37          7,452     $   12.71          3,665     $   10.90
                                            ======    ============       ======    ============       ======    ============

Weighted-average fair value of
  options granted during the year           $22.18                       $13.30                       $ 6.08
                                            ======                       ======                       ======

          Stock options granted in 1996, 1997, and 1998 expire in 10 years. The options vest over five years, 20 percent each year, beginning at the end of the first year. In conjunction with the Smith's acquisition, option holders could elect to accelerate to the closing date of September 9, 1997 the vesting of previously unvested options. Accordingly, nearly all options outstanding became fully vested at the closing date. Options outstanding at Smith's became fully vested at the closing date and were converted at the exchange ratio into options exercisable in the Company's Common Stock expiring on the original terms. In conjunction with the QFC acquisition, all options outstanding at QFC were converted at the exchange ratio into options exercisable in the Company's Common Stock expiring on the original terms. In addition, 629,803 options at QFC became fully vested at March 9, 1998.

          All stock options granted in 1998 and 1996 were granted at an amount equal to or greater than the fair market value on the date prior to the grant date. Accordingly, no compensation was recorded for options granted in 1998 and 1996. Compensation expense for options granted in 1997 at an amount below the fair market value was recorded for the amortization of the difference between the market value on the date of grant and the grant price. The amortization was determined on a straight-line basis over the vesting period. The amount charged to operations in 1998 and 1997 was immaterial.

          The following table summarizes information concerning outstanding and exercisable options at January 30, 1999:

                                     Options Outstanding                              Options Exercisable
                   -------------------------------------------------------     ---------------------------------
   Range of            Number          Weighted Average       Weighted             Number            Weighted
   Exercise          Outstanding          Remaining            Average           Exercisable          Average
    Prices         (in thousands)      Contractual Life     Exercise Price     (in thousands)     Exercise Price
   --------        --------------      ----------------     --------------     --------------     --------------
   $3 to $13            2,625                4.9              $ 10.90              2,432             $ 10.87
  13 to 17.25           2,048                7.2                15.18              1,411               15.52
17.30 to 28.25          2,895                8.5                24.90              1,031               22.29
  28.30 to 48           2,539                9.1                37.04                175               35.94
                       ------                                                      -----
    3 to 48            10,107                7.4                22.34              5,049               15.37
                       ======                                                      =====

          Shares available for future option grants were 6.8 million as of January 30, 1999 and 8.5 million as of January 31, 1998.

          The Company issued a replacement grant election program in 1996 that allowed stock option holders with options granted at more than $13.00 per share to reset the price at $13.00, on up to 1,968,000 options that were previously granted at prices ranging from $13.62 to $20.63. For those who elected to reset their option price to $13.00, the vesting period started over.

          The Company applies the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options granted at the market value on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the estimated fair value of the options at the date of grant, the Company's pro forma net income and income per share would have been as follows:

                                                                    Fiscal Year Ended
                                     ------------------------------------------------------------------------------
                                         January 30, 1999            January 31, 1998           February 1, 1997
                                     --------------------------   ------------------------   ----------------------
                                        Actual      Pro forma       Actual     Pro forma       Actual     Pro forma
                                     --------------------------   ------------------------   ----------------------
Net income (loss) (in thousands)     $(162,775)     $(187,911)     $52,101     $  25,849      $83,963     $  79,231
Diluted net income (loss) per
  common share                           (1.02)         (1.17)        0.48          0.24         1.00          0.95

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on historical assumptions from Fred Meyer and QFC. The fair value of each option grant in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model based on historical assumptions from Fred Meyer. The following assumptions were used for grants awarded in each year:

                                                                                      Fiscal Year Ended
                                                                         ------------------------------------------
                                                                         January 30,     January 31,     February 1,
                                                                               1999            1998            1997
                                                                         ----------      ----------      ----------
Fred Meyer
Weighted average expected volatility (based on historical volatility)        39.37%          33.67%          34.97%
Weighted average risk-free interest rate                                      5.32%           6.10%           5.77%
Expected term                                                              5 years         5 years         5 years
QFC
Weighted average expected volatility (based on historical volatility)          n/a           43.50%          44.70%
Weighted average risk-free interest rate                                       n/a            5.50%           5.12%
Expected term                                                                  n/a         5 years         5 years

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

          Warrant--As part of the Smith's acquisition, the Company converted a warrant for Smith's stock into a warrant for Fred Meyer stock. The warrant, issued to Yucaipa, is for the purchase of up to 3.9 million shares of Common Stock at an exercise price of $23.81 per share. Half of the warrant expires in 2005 and half expires in 2006. Additionally, at the option of Yucaipa, the warrant is exercisable without the payment of cash consideration. Under this condition, the Company will withhold upon exercise the number of shares having a market value equal to the aggregate exercise price from the shares issuable.

          Management Bonus--In 1996, the Company awarded a stock bonus to a corporate officer for 20,000 shares totaling $291,250. Shares vest annually over five years.

          In 1997, the Company awarded stock bonuses to corporate officers for 3,000 shares totaling $60,562 that vest annually over five years and 8,606 shares totaling $177,498 that vest annually over three years.

          In 1998, the Company awarded stock bonuses to corporate officers for 64,499 shares totaling $2,858,280 that vest annually over three years.

          Nonemployee Directors Stock Compensation Plan--In 1996, the Company purchased 25,116 shares of its common stock at market prices for the benefit of six of its nonemployee directors in lieu of a portion of current and future Board of Director fee payments. The cost of the shares totaled $400,103 and became fully vested in conjunction with the Smith's acquisition.

          In 1998, the Company awarded under the plan 17,326 newly issued shares of its common stock to twelve of its nonemployee directors. The value at the date of award was $700,219.

9. Leases

          The Company leases or subleases property and equipment used in its operations. The terms of certain leases include renewal options, escalation clauses, percentage rents based on sales, or payment of executory costs such as property taxes, utilities, insurance and maintenance. Portions of certain properties are subleased to others for periods of from one to 20 years.

          At January 30, 1999, minimum rentals under noncancelable leases for future fiscal years were as follows (in thousands):

                                                  Operating     Capitalized          Less            Net
Fiscal Year                                          Leases          Leases     Subleases        Rentals
----------------------------------------         ----------     -----------     ---------     ----------
1999                                             $  343,592     $    50,055     $  33,870     $  359,777
2000                                                333,457          41,527        29,875        345,109
2001                                                316,231          30,366        23,709        322,888
2002                                                286,269          25,332        20,884        290,717
2003                                                278,912          22,846        17,653        284,105
Thereafter                                        2,726,575         212,254        66,224      2,872,605
                                                 ----------     -----------     ---------     ----------
Total                                            $4,285,036         382,380     $ 192,215     $4,475,201
                                                 ==========                     =========     ==========
Less imputed interest                                               182,542
                                                                -----------
Present value of minimum rental payments                            199,838
Less current portion                                                 40,900
                                                                -----------
Capitalized lease obligations                                   $   158,938
                                                                ===========

          Rent expense under operating leases, including executory costs, were as follows (in thousands):

                                                 Fiscal Year Ended
                                     ------------------------------------------
                                     January 30,     January 31,     February 1,
                                           1999            1998            1997
                                     ----------      ----------      ----------
Minimum rent expense                 $  294,475      $  152,393      $  104,595
Contingent rent expense                   7,832           4,589           2,962
Rent income from subleases              (41,273)        (23,179)        (16,259)
                                     ----------      ----------      ----------
Net rent expense                     $  261,034      $  133,803      $   91,298
                                     ==========      ==========      ==========

          At January 30, 1999, deferred lease transactions consisted of unamortized gains on lease financing transactions and cumulative net excess of rent expense over cash rents. The gains on lease financing transactions included the differences between property held under capital leases and capital lease obligations at the time of amendments to the capital leases which resulted in the leases qualifying as operating leases and gains resulting from sale-leaseback transactions. The gains are being amortized over the remaining life of the respective leases. The excess rent expense over cash rents results from charging to operations the average rent over the primary lease term on leases with escalating rent payments.

          On February 4, 1997, in a series of transactions with MetLife, the Company purchased, for approximately $49.0 million, six stores previously leased from MetLife and an option to purchase parcels at 18 of the 29 stores which the Company will continue to lease from MetLife. Additionally, the Company entered into new 25-year leases on these remaining 29 stores that will result in reduced rents. A distribution center that was leased to the Company by MetLife was sold to a third party who leased the center to the Company at reduced rates.

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

          On March 11, 1998, the Company entered into a $500.0 million five-year operating lease facility which refinanced $303.0 million in existing lease financing facilities. Lease payments are based on LIBOR applied to the utilized portion of the facility. As of January 30, 1999, the Company had utilized $364.0 million on the facility primarily for leasing 30 stores and one distribution center.

10. Employee Benefit Plans

          Employees' Profit-sharing Plan--Profit-sharing contributions under this Plan, which covers nonunion employees of Fred Meyer Stores, are made to a trust fund held by a third-party trustee. Contributions are based on the Company's pretax income, as defined, at rates determined by the Board of Directors and are not to exceed amounts deductible under applicable provisions of the Internal Revenue Code. The Plan also has an annual 1% basic contribution to all eligible employees' accounts subject to normal plan vesting. The Company expensed $10.8 million in 1998, $9.1 million in 1997and $7.7 million in 1996 for these contributions.

          The Company also maintains a defined contribution profit-sharing plan which covers nonunion employees of QFC who meet certain service requirements. Contributions to the plan are based on a percentage of gross wages and are made at the discretion of the Company. The Company expensed $1.0 million in 1998, $0.9 million in 1997 and $0.6 million in 1996.

          Defined Contribution Plan--The Company sponsors a 401(k) Plan covering substantially all Ralphs/Food 4 Less employees who are not covered by collective bargaining agreements and who have at least one year of service during which 1,000 hours has been worked. The Company has committed to match a minimum of 20 percent of an employee's contribution to the 401(k) Plan that does not exceed 5 percent of the employee's eligible compensation. In 1998, the expense recorded for the 401(k) Plan was $0.8 million.

          Multiemployer Pension Plans--The Company contributes to multiemployer pension plan trusts at specified rates in accordance with collective bargaining agreements. Contributions to the trusts were $47.3 million in 1998, $35.1 million in 1997 and $13.6 million in 1996. The Company's relative positions in these plans with respect to the actuarial present value of the accumulated benefit obligation and the projected benefit obligation, net assets available for benefits and the assumed rates of return used by the plans are not determinable.

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

          Supplemental Retirement Programs--The Company has supplemental retirement programs for senior management, selected vice presidents and selected key individuals. Program provisions are as follows:

          Senior Management--The plan is funded with life insurance contracts on the lives of the participants. The Company is the owner of the contracts and made annual contributions per participant of $35,000 in 1998 and 1997 and $25,000 in 1996. Total contributions were $773,000 in 1998, $865,000 in
     1997, and $400,000 in 1996. Retirement age under the plan is normally 62 with an alternative age of 65, at which point the Company will make 15 annual benefit payments to the executive.

          Selected Vice Presidents and Selected Key Individuals--The Company will contribute annually a percentage of each participant's gross salary. The plan is funded with life insurance contracts on participants age 54 and younger and variable annuity contracts for participants age 55 and older. Each participant is the owner of his/her respective contract.

          Selected Key Officers and Individuals at Ralphs/Food 4 Less--The Company maintains both a Supplemental Executive Retirement Plan ("SERP") and a Retirement Supplement Plan. The changes in benefit obligations and plan assets, the weighted average assumptions and the components of net pension cost since March 10, 1998 are included in the tables below.

          Pension and Other Postretirement Benefit Plans--The Company maintains defined benefit pension plans for all permanent, nonunion employees of Smith's and Ralphs/Food 4 Less and retiree health plans for postretirement health care coverage at Fred Meyer Stores and Ralphs/Food 4 Less.

          Aggregated information for the SERP, Supplemental Retirement Benefit Plan, Pension and Postretirement Benefit Plan is presented below (in thousands):

                                                                Pension Benefits               Postretirement Benefits
                                                           --------------------------        --------------------------
                                                           January 30,     January 31,       January 30,     January 31,
                                                                 1999            1998              1999            1998
                                                           ----------      ----------        ----------      ----------
Benefit obligation at beginning of the year                $   46,058      $        -        $    7,407      $    5,764
Additions to benefit obligation from acquisitions              94,038          39,453            15,676               -
Service cost                                                    9,377           1,066               807             454
Interest cost                                                   8,624           1,184               800             455
Plan participants' contributions                                                                    159            (210)
Amendments                                                                                      (10,644)            868
Actuarial loss                                                  2,293           4,579             2,163              76
Benefits paid                                                  (7,257)           (224)             (650)              -
                                                           ----------      ----------        ----------      ----------
Benefit obligation at end of the year                         153,133          46,058            15,718           7,407

Fair value of plan assets at beginning of the year             58,266               -                 -               -
Addition to plan assets from acquisitions                      62,591          56,832                 -               -
Actual return on plan assets                                   14,853           1,658                 -               -
Employer contributions                                          7,678                               491             133
Plan participants' contribuions                                                                     159              76
Benefits paid                                                  (7,257)           (224)             (650)           (209)
                                                           ----------      ----------        ----------      ----------
Fair value of plan assets at end of the year                  136,131          58,266                 -               -
                                                           ----------      ----------        ----------      ----------
Funded status                                                 (17,002)         12,208           (15,718)         (7,407)
Unrecognized net actuarial loss                                 3,464           4,897             2,774             610
Unrecognized prior service cost                                     -               -            (9,755)            241
Unrecognized net transition obligation                              -               -             1,086           1,169
                                                           ----------      ----------        ----------      ----------
Prepaid (accrued) benefit obligation at end of the year    $  (13,538)     $   17,105        $  (21,613)     $   (5,387)
                                                           ==========      ==========        ==========      ==========
Amounts recognized in the balance sheet
  consist of:
  Accrued benefits in prepaid expense                      $   15,461      $   17,105
  Accrued benefits costs included in:
    Accrued compensation                                      (23,070)
    Other long-term liabilities                                (5,929)              -        $  (21,613)     $   (5,387)
                                                           ----------      ----------        ----------      ----------
                                                           $  (13,538)     $   17,105        $  (21,613)     $   (5,387)
                                                           ==========      ==========        ==========      ==========

          The weighted average assumptions are as follows:

                                        Pension Benefits               Postretirement Benefits
                                   --------------------------        --------------------------
                                   January 30,     January 31,       January 30,     January 31,
                                         1999            1998              1999            1998
                                   ----------      ----------        ----------      ----------
Discount rate                            7.5%            7.0%              6.5%            6.8%
Expected return on plan assets           9.0%            9.0%              N/A             N/A
Rate of compensation increase            5.0%            N/A               N/A             N/A

          For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits for participants under age 65 was assumed for this current fiscal year, decreasing .05% per year to 6.0%. A 6.0% annual rate of increase in the per capita cost of covered health care benefits for participants over age 65 was assumed for all years.

          Net pension and post retirement costs charged to operations includes the following components (in thousands):

                                               Pension Benefits for                     Postretirement Benefits
                                                Fiscal Year Ended                        for Fiscal Year Ended
                                            --------------------------        ------------------------------------------
                                            January 30,     January 31,       January 30,     January 31,     February 1,
                                                  1999            1998              1999            1998            1997
                                            ----------      ----------        ----------      ----------      ----------
Service cost                                $    9,377      $    1,066        $      807      $      454      $      411
Interest cost                                    8,624           1,184               800             455             410
Actual return on plan assets                   (10,644)         (1,658)                -               -               -
Amortization of prior service                        -               -              (648)             42              41
Amortization of transition obligation              208               -                84              84              84
Recognized net actuarial loss (gain)             1,048            (318)                -               -               -
                                            ----------      ----------        ----------      ----------      ----------
Net pension and post retirement costs       $    8,613      $      274        $    1,043      $    1,035      $      946
                                            ==========      ==========        ==========      ==========      ==========

          Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects on 1998 amounts presented:

                                                               One-Percentage-     One-Percentage-
                                                               Point Increase      Point Decrease
                                                               --------------      --------------
Effect on total service and interest cost components               $  411              $ (502)
Effect on postretirement benefit obligation                         3,880              (3,148)

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

          Management is not aware of any factors that would significantly change the estimated fair value amounts shown below. A comprehensive revaluation for purposes of these financial statements has not been performed since January 30, 1999, and current estimates of fair value may differ from the amounts presented herein. The Company is not subjected to a concentration of credit risk.

          Cash and Cash Equivalents, Receivables, Prepaid Expenses and Other Current Assets, Other Long-term Assets, Outstanding Bank Overdrafts and Accounts Payable--The carrying amounts of these items are a reasonable estimate of their fair value because of the short time until realization.

          Long-term Debt and Interest Rate Agreements--The amount of long-term debt included in the balance sheet is $175.2 million less than its fair value at January 30, 1999. At January 31, 1998, the amount of long-term debt included in the balance sheet approximates its fair value. The fair value of notes, mortgages and real estate assessments payable is estimated by discounting expected future cash flows. The discount rate used is the rate currently available to the Company for issuance of debt with similar terms and remaining maturities. The amounts for commercial paper and bid lines of credit under the revolving credit agreement (see Note 6) approximates fair value at January 30, 1999 and January 31, 1998.

          The fair value of the interest rate collar agreement is the estimated settlement amount. At January 30, 1999, the Company could settle the collar agreement at a loss of $6.0 million at January 30, 1999 and a loss of $699,000 at January 31, 1998. The value is determined based on the notional amount of the collar, its term and the difference in rates between the date of measurement and when the collar was initiated.

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

13. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

                                                        First         Second          Third      Fourth(1)           Total
                                                   ----------     ----------     ----------     ----------     -----------
Fiscal 1998
Net sales                                          $4,040,448     $3,504,932     $3,477,091     $3,856,300     $14,878,771
Gross margin                                        1,185,255      1,045,814      1,042,130      1,186,679       4,459,878
Income from operations                                 15,776        131,529        153,880        261,467         562,652
Income (loss) before extraordinary charge             (68,582)         8,947         29,164         85,643          55,172
Extraordinary charge                                 (216,441)        (1,169)          (324)           (13)       (217,947)
Net income (loss)                                    (285,023)         7,778         28,840         85,630        (162,775)
Basic earnings per common share:
  Income (loss) before extraordinary charge(2)     $    (0.47)    $     0.06     $     0.19     $     0.55     $      0.36
  Extraordinary charge                                                 (0.01)                                        (1.43)
                                                   ----------     ----------     ----------     ----------     -----------
  Net income (loss)(2)                             $    (0.47)    $     0.05     $     0.19     $     0.55     $     (1.07)
                                                   ==========     ==========     ==========     ==========     ===========
  Weighted average number
    of shares outstanding                             145,141        153,551        154,690        155,357         151,699
                                                   ==========     ==========     ==========     ==========     ===========
Diluted earnings per common share:
  Income (loss) before extraordinary charge(2)     $    (0.47)    $     0.06     $     0.18     $     0.52     $      0.34
  Extraordinary charge                                  (1.49)         (0.01)                                        (1.36)
                                                   ----------     ----------     ----------     ----------     -----------
  Net income (loss)(2)                             $    (4.96)    $     0.05     $     0.18     $     0.52     $     (1.02)
                                                   ==========     ==========     ==========     ==========     ===========
  Weighted average number
    of shares outstanding                             145,141        161,979        162,127        163,886         160,218
                                                   ==========     ==========     ==========     ==========     ===========

                                                        First         Second          Third      Fourth(3)           Total
                                                   ----------     ----------     ----------     ----------     -----------
Fiscal 1997
Net sales                                          $1,593,437     $1,457,602     $1,945,543     $2,362,620     $ 7,359,202
Gross margin                                          472,084        433,782        575,104        703,104       2,184,074
Income from operations                                 55,297         65,247         79,930        141,376         341,850
Income before extraordinary charge                     22,513         29,452         28,665         62,681         143,311
Extraordinary charge                                                                (91,210)                       (91,210)
Net income (loss)                                      22,513         29,452        (62,545)        62,681          52,101
Basic earnings per common share:
  Income before extraordinary charge4              $     0.27     $     0.32     $     0.24     $     0.49     $      1.37
  Extraordinary charge                                                                (0.77)                         (0.87)
                                                   ----------     ----------     ----------     ----------     -----------
  Net income (loss)(4)                             $     0.27     $     0.32     $    (0.53)    $     0.49     $      0.50
                                                   ==========     ==========     ==========     ==========     ===========
  Weighted average number
    of shares outstanding                              84,758         93,175        118,331        128,319         104,520
                                                   ==========     ==========     ==========     ==========     ===========
Diluted earnings per common share:
  Income before extraordinary charge4              $     0.25     $     0.30     $     0.23     $     0.46     $      1.31
  Extraordinary charge                                                                (0.74)                         (0.83)
                                                   ----------     ----------     ----------     ----------     -----------
  Net income (loss)(4)                             $     0.25     $     0.30     $    (0.51)    $     0.46     $      0.48
                                                   ==========     ==========     ==========     ==========     ===========
  Weighted average number
    of shares outstanding                              88,335         97,207        123,546        136,007         109,591
                                                   ==========     ==========     ==========     ==========     ===========

1    The LIFO adjustment in the fourth quarter of 1998 increased gross margin and income from operations by $9,151, income before extraordinary charge and net income by $5,573 and diluted earnings per common share by $.03. Additionally, the
     Company recorded an adjustment in the fourth quarter of 1998 reducing depreciation expense to reflect adjusted values resulting from the acquisition of Ralphs/Food 4 Less. The consolidated depreciation expense recorded was $323.0 million for 1998 and $53.0 million for the fourth quarter.

2    In 1998, the sum of the four quarters earnings per common share does not equal the annual amount due to the acquisition of Ralphs/Food 4 Less in the first quarter.

3    The LIFO adjustment in the fourth quarter of 1997 increased gross margin and income from operations by $9,417, income before extraordinary charge and net income by $5,814 and diluted earnings per common share by $.04.

4    In 1997, the sum of the four quarters earnings per common share does not equal the annual amount due to the acquisition of Smith's and the two-for-one stock split in the third quarter.

Management's Report on Responsibility for Financial Statements

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




     John T. Standley
     Senior Vice President, Chief Financial Officer

Independent Auditors' Report

     To the Shareholders and Board of Directors of Fred Meyer, Inc.:

          We have audited the accompanying consolidated balance sheets of Fred Meyer, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fred Meyer, Inc. and subsidiaries at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

     DELOITTE & TOUCHE LLP
     Portland, Oregon
     March 10, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure.
        ------------------------

        Not applicable.



                                    Part III
-------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

Board of Directors

          The Board of Directors currently consists of seventeen members and is divided into three classes pursuant to the Company's Bylaws. The following table identifies the Directors.


Name and Year                Principal Occupation or                                Year First
Elected to Board             Position with Company                      Age      Elected Director
----------------             -----------------------                    ---      ----------------

Class A (Term Ending 2001)
         ----------------
 Vivian A. Bull              President, Linfield College                 64            1996
 Carlton J. Jenkins          Chairman, President and Chief Executive     43            1998
                             Officer of Founders National Bank of Los
                             Angeles
 John G. King                Former President and Chief Executive        60            1997
                             Officer of Legacy Health System
 Steven R. Rogel             President and Chief Executive Officer of    56            1996
                             Weyerhaeuser Company
 Stuart M. Sloan             Former Chairman of the Board of QFC;        55            1998
                             Principal of Sloan Capital Companies

Class B (Term Ending 1999)
         ----------------
 James J. Curran             Retired Chairman of the Board and Chief     58            1996
                             Executive Officer of First Interstate
                             Bank, Northwest Region
 George G. Golleher          President and Chief Operating Officer of    49            1998
                             the Company
 Bruce Karatz                Chairman of the Board, President and        52            1997
                             Chief Executive Officer of Kaufman &
                             Broad Home Corporation
 Jeffrey P. Smith            Former Chairman of the Board of Smith's     48            1997
 Samuel Zell                 Chairman of Equity Group Investments,       56            1998
                             Inc.
 Bertram R. Zweig            Administrative Partner, Jones, Day,         63            1998
                             Reavis & Pogue

Name and Year                Principal Occupation or                                Year First
Elected to Board             Position with Company                      Age      Elected Director
----------------             -----------------------                    ---      ----------------

Class C (Term Ending 2000)
         ----------------
 Robert D. Beyer             Group Managing Director, Trust Company      38            1998
                             of the West
 Ronald W. Burkle            Chairman of the Board of the Company;       45
                             Managing General Partner of The Yucaipa
                             Companies
 A. M. Gleason               Retired Chief Executive Officer of          68            1992
                             PacifiCorp
 Roger S. Meier              President, AMCO, Inc.                       72            1985
 Robert G. Miller            Vice Chairman and Chief Executive           54            1991
                             Officer of the Company
 Marc H. Rapaport            Chairman and Lead Investor of LA Soccer     41            1998
                             Partners L.P.

          The business experience of the Directors of the Company is set forth below.

          Robert D. Beyer has been the Group Managing Director at Trust Company of the West, an investment management firm, since 1995. From 1991 to 1995, Mr. Beyer was the co-Chief Executive Officer of Crescent Capital Corporation, an investment management firm that he co-founded in 1991. Mr. Beyer is also a member of the Board of Directors of American Restaurant Group, Inc., TCW Asset Management Company and a member of the board of trustees of Harvard Westlake School.

          Vivian A. Bull has been President of Linfield College since August 1992. Prior to that time she was in the Department of Economics at Drew University from 1960 to 1992. Dr. Bull is a director of the Oregon Independent College Foundation and a member of the Executive Committee of the Oregon Independent College Association. Dr. Bull is a former Director of Chemical Bank in New Jersey and Horizon Bank.

          Ronald W. Burkle has been Chairman of the Board of the Company since September 1997. He is the Managing General Partner of The Yucaipa Companies, a private investment group specializing in the acquisition and management of supermarket chains, which he founded in 1986. Until its merger with the Company in March 1998, Mr. Burkle served as director and Chairman of the Board of Ralphs/Food 4 Less. From May 1996 to September 1997, Mr. Burkle was a director and the Chief Executive Officer of Smith's. Mr. Burkle also serves as Chairman of the Boards of Dominick's Supermarkets, Inc., D.A.R.E. America (Drug Abuse Resistance Eductation) and Trustee of the National Urban League, Founder and Chairman of the Board of Trustees of Ralphs/Food 4 Less Foundation and the Chairman of the Dominicks/Omni Foundation. and as a director of Kaufman & Broad Home Corporation.

          James J. Curran retired from First Interstate Bancorp in April 1996. At the time of his retirement he was a member of the Executive Operating Committee of First Interstate Bancorp and Chairman and Chief Executive Officer of First Interstate Bank, Northwest Region. Mr. Curran is a director of Coeur d'Alene Mines Corp.

          A. M. Gleason retired from PacifiCorp, a diversified public utility, in May 1995. At the time of his retirement he was Vice Chairman of PacifiCorp, having previously served as its President and Chief Executive Officer. Prior to that time he served as Chairman and Chief Executive Officer of Pacific Telecom, Inc., a former PacifiCorp subsidiary. Mr. Gleason is a director of Tektronix, Inc., Comdial Corporation, Oregon Coast Aquarium, Nature Conservancy and President of the Port of Portland.

          George G. Golleher has been President and Chief Operating Officer of the Company since July 1998. He was President and Chief Executive Officer of Ralphs/Food 4 Less from January 1996 to July 1998 and was Vice Chairman from June 1995 to January 1996. He was a Director of Food 4 Less Supermarkets from its inception in 1989 and was the President and Chief Operating Officer of Food 4 Less Supermarkets from January 1990 until June 1995. From 1986 through 1989, Mr. Golleher served as Senior Vice President
     - Finance and Administration of The Boys Markets, Inc.

          Carlton J. Jenkins has served as Chairman, President and Chief Executive Officer of Founders National Bank of Los Angeles since January 1991. Mr. Jenkins is also a Trustee of the Children Bureau of Los Angeles Foundation, board member of the Los Angeles Urban League, The Great Los Angeles Zoo Association, Govenors of Town Hall, Los Angeles, Los Angeles Area Chamber of Commerce, Los Angeles Educational Partnership, and a member of the Board of Regents of Children's Hospital of Los Angeles and Junior Achievement of Los Angeles.

          Bruce Karatz has been the Chairman of the Board of Kaufman & Broad Home Corporation since July 1993 and its President, Chief Executive Officer and a director since 1986. Mr. Karatz is also a director of Honeywell, Inc. and National Golf Properties, Inc. and a Trustee of the RAND Corporation.

          John G. King was President and Chief Executive Officer of Legacy Health System, a health care provider, from 1991 unitl 1999 and has over 30 years experience in hospital and health care administration. Mr. King is also a director of Regence Blue Cross, Blue Shield of Oregon, Health East in Minnesota and Advisory Boards of Boston Scientific Governance 100.

          Roger S. Meier has been President and Chief Executive Officer of AMCO, Inc., a privately owned investment enterprise, for more than twenty years. During that time Mr. Meier was Chairman of the State of Oregon Investment Council, a member of the Board of Directors of Red Lion Inns, Ltd. and a Director of Key Bank of Oregon. He is trustee of Acorn Fund, Acorn International and Acorn USA. He is also an Advisory Board Member of Key Bank of Oregon and Chairman of the Investment Committee for Legacy Health System.

          Robert G. Miller became Vice Chairman of the Company in June 1998. He served as President in since April 1997 and has been Chief Executive Officer of the Company since 1991. He was Chairman of the Board from August 1991 to July 1997. Prior to that time he was employed by Albertson's, where his most recent positions were Executive Vice President of Retail Operations from 1989 to 1991 and Senior Vice President and Regional Manager from 1985 to 1989. Mr. Miller is a director of PacifiCorp, Pathmark Stores, Inc. and Supermarkets General Holdings Corp.

          Marc H. Rapaport has been the Chairman and Lead Investor of LA Soccer Partners L.P., since 1994. Mr. Rapaport is the founder of the Los Angeles Galaxy of Major League Soccer. From 1990 to 1994, Mr. Rapapor served as Executive Vice President and Director of Corporate Finance of the Capital Division of Jefferies & Company, Inc. (which he co-founded in 1990). Mr. Rapaport is a member of the Board of Governors of Cedars-Sinai Hospital.

          Steven R. Rogel has been President and Chief Executive Officer and a director of Weyerhaeuser since December 1997. Prior to that time he was Chief Executive Officer, President and a director of Willamette Industries, Inc. He served as Chief Operating Officer of Willamette Industries, Inc. until October 1995 and, prior to that time, as an executive and group vice president for more than five years. He serves on various boards, including the American Forest & Paper Association, World Forestry Center, and the Cascade Pacific Council Boy Scouts of America.

          Stuart M. Sloan has been the owner of Sloan Capital Companies, a private investment company, since 1984. He served as the Chairman of the Board of QFC from October 1986 until QFC merged with the Company in March 1998. Mr. Sloan currently serves on the Board of Directors of Anixter International, Inc. and a member of the Advisory Board of SeaFirst Bank and a trustee of the Swedish Medical Center in Seattle.

          Jeffrey P. Smith was Chairman of the Board of Smith's from 1988 until Smith's became a subsidiary of the Company in September 1997. He served as Chief Executive Officer of Smith's from 1988 until May 1996 and as Chief Operating Officer and President of Smith's from 1984 to 1988.

          Samuel Zell has been Chairman of the Board of Directors of Equity Group Investments, Inc., a private investment company, since 1986. Mr. Zell is an indirect general partner of Zell/Chilmark Fund, LP, a private investment firm, which was the beneficial owner of approximately 17% of QFC's common stock prior to its merger with the Company in March 1998. Mr. Zell is Chairman of the Board of Directors of American Classic Voyages Co., Anixter International, Inc., Jacor Communications, Inc. and Manufactured Home Communities, Inc. He is Chairman of the Board of Trustees of Capital Trust, Equity Office Properties Trust and Equity Residential Properties Trust. He is also a director of Ramco Energy PLC, TeleTech Holdings, Inc. and Chart House Enterprises, Inc.

          Bertram R. Zweig has been a partner in the Los Angeles office of Jones, Day, Reavis & Pogue since 1995, and prior to that, from 1962 to 1978. Between August 1992 and June 1995, Mr. Zweig was a partner with the law firm of Graham and James, and from January 1988 to July 1992 he was a partner with the law firm of Stroock & Stroock

     & Lavan. He is a member of the Board of Directors of E* Capital Corporation, the parent of Wedbush Morgan Securities, Inc., a regional investment banking firm in Los Angeles. Mr. Zweig is also a member of the Board of Directors of Aquatic Water Systems Incorporated, Nature Coast Industries, Inc.and The Dashew International Student Center of UCLA.

Executive Officers

          The executive officers of the Company are as set forth below.

                                                                                                        Original
                                                                                                        Date of
Name                      Position                                                              Age    Employment
-----------------------------------------------------------------------------------------------------------------
Robert G. Miller          Vice Chairman and Chief Executive Officer                              54       1991
George G. Golleher        President and Chief Operating Officer                                  49       1998
Mary F. Sammons           President and Chief Executive Officer of Fred Meyer Stores             50       1973
Abel T. Porter            President and Chief Executive Officer of Smith's                       39       1997
Micheal E. Huse           President of QFC                                                       43       1998
Sammy K. Duncan           President of Ralphs                                                    47       1992
Harold McIntire           President of Food 4 Less                                               53       1998
Kenneth Thrasher          Executive Vice President and Chief Administrative Officer              47       1982
Kenneth A. Martindale     Executive Vice President, Purchasing                                   38       1997
George A. Schnug          Executive Vice President, Distribution and Manufacturing               53       1998
David R. Jessick          Executive Vice President. Finance and Investor Relations               44       1997
Roger A. Cooke            Executive Vice President, Regulatory and Legal Affairs and Secretary   50       1992
John T. Standley          Senior Vice President and Chief Financial Officer                      36       1998

          The business experience of the executive officers of the Company is set forth below. There are no family relationships among the executive officers or directors of the Company. Information relating to Messrs. Miller and Golleher, directors of the Company, is set forth above.

          Mary F. Sammons became President and Chief Executive Officer of Fred Meyer Stores in January 1998. Prior to that time she was Executive Vice President - Nonfood Group of Fred Meyer. Ms. Sammons joined the Company in 1973 and became a buyer in 1975. She was promoted to Vice President and Merchandiser in 1980, Senior Vice President of the Softgoods Division in 1989 and Senior Vice President of Apparel and Home Electronics in 1995.

          Abel T. Porter has been President and Chief Executive Officer of Smith's since January 1998. Prior to that time, he was Senior Vice President and Regional Manager for Smith's, a position which he also held from 1990 to 1993. In the years prior to this appointment, Mr. Porter worked in both the Intermountain and Southwest regions in several positions.

          Michael E. Huse was appointed President of QFC in September 1998. Prior to that time, he was Senior Vice President and Chief Operating Officer of QFC from June 1997 to September 1998, Vice President Store Operations from October 1993 to June 1997and District Manager from September 1986 to October 1993.

          Sammy K. Duncan has been President of Ralphs since April 1998. Prior to that time he was Executive Vice President of the Food Group for Fred Meyer Stores, Inc.

          Harold McIntire became President of Food 4 Less in July 1996. From December 1991 until July 1996 to that he held the position of Senior Vice President/General Manager.

          Kenneth Thrasher became Executive Vice President and Chief Administrative Officer in January 1997. Prior to that time, he was Senior Vice President, Finance and Chief Financial Officer from March 1989 until January 1997, Vice President, Finance, Chief Financial Officer and Secretary from 1987 until 1989 and Vice President, Corporate Treasurer from 1982 until 1987.

          Kenneth A. Martindale has been Executive Vice President of Purchasing and Procurement since January 1998. Prior to that time, Mr. Martindale was Senior Vice President of Sales and Procurement of Smith's. He served as Vice President of Merchandising in Smith's California region from 1991 to 1995. From 1984 to 1991, he served as a district manager for Smith's Intermountain region.

         George A. Schnug has been Executive Vice President, Distribution and Manufacturing since March 1998. Prior to that time, Mr. Schnug was Group Senior Vice President, Support Operations of Ralphs since January 1996. He served as Senior Vice President, Manufacturing and Construction from June 1995 to January 1996. From 1992 to June 1995, he served as Senior Vice President, Corporate Operations of Food 4 Less.

          David R. Jessick has been Executive Vice President, Finance and Investor Relations since June 1998. He served as Senior Vice President, Finance and Chief Financial Officer from January 1997 to June 1998. Prior to that time, he was employed by Thrifty PayLess Holdings Inc., where his most recent positions were Executive Vice President and Chief Financial Officer from 1994 to 1996 and Senior Vice President, Finance and Chief Financial Officer from 1990 until 1994.

          Roger A. Cooke became Executive Vice President, Regulatory and Legal Affairs in September 1998. Prior to that he served as Senior Vice President, General Counsel and Secretary. Prior to that time he was Vice President, General Counsel and Secretary of the Company from August 1992 until April 1993. From 1982 to 1992, he was an officer of Pan American World Airways, Inc., serving as Senior Vice President and General Counsel from 1990 to 1992. From 1973 to 1980, he was associated with the law firm Simpson Thacher and Bartlett.

          John T. Standley became Senior Vice President and Chief Financial Officer in July 1998. From January 1997 until July 1998 he was Senior Vice President and Chief Financial Officer of Food 4 Less.

Compliance with Section 16(a) Beneficial Ownership Reporting

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, the Company believes that during the fiscal year ended January 30, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that one statement of changes in beneficial ownership was inadvertently filed late on behalf of Mr. Jeffrey P. Smith involving one reportable transaction.

Item 11. Executive Compensation.

Summary Compensation Table

          The following table sets forth compensation paid to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiaries during each of the last three fiscal years.

                                        Annual Compensation               Long Term Compensation
                                  -------------------------------   -----------------------------------
                                                                             Awards            Payouts
                                                                    -----------------------   ---------
                                                                                 Securities
                                                          Other                  Underlying   Long-Term
                                                          Annual    Restricted     Options    Incentive    All Other
     Name and                                             Compen-     Stock         (# of        Plan       Compen-
Principal Position         Year   Salary(1)    Bonus(1)   sation      Awards       Shares)     Payouts     sation(6)
------------------         ----   ----------   --------   -------   ----------   ----------   ----------   ---------
Robert G. Miller           1998   $1,000,000   $660,000        --           --           --           --   $ 118,257
   Chief Executive         1997     731,923     274,377        --   $382,742(2)     500,000           --      79,787
   Officer                 1996     581,923     196,329        --     49,046(3)     150,000           --      59,593

George G. Golleher(4)      1998     893,939     660,000        --           --      250,000           --       1,600
   President and Chief     1997          --          --        --           --           --           --          --
   Operating Officer       1996          --          --        --           --           --           --          --

Mary F. Sammons            1998     400,000     230,800        --           --           --           --      65,035
   President, Fred         1997     301,154     103,021        --    156,940(2)     150,000           --      53,304
   Meyer Stores            1996     287,308      56,422        --     14,066(3)          --           --      41,398

Kenneth A. Martindale(5)   1998     399,995     220,000        --           --           --           --      24,205
   Executive Vice          1997      88,366     126,330        --           --           --           --      37,139
   President, Purchasing   1996          --          --        --           --           --           --          --

Abel T. Porter(5)          1998     399,995     194,433        --           --           --           --      24,331
   President, Smith's      1997      88,366      94,312        --           --           --           --      36,943
                           1996          --          --        --           --           --           --          --

--------------

     (1) Includes compensation deferred at the election of the executive under the Company's Profit Sharing Plan and under the Company's Excess
          Deferral Plan. Under the Company's Profit Sharing Plan, officers and other employees of the Company may elect to defer up to the lesser of $9,500 or 15% of their compensation, subject to limitations under the Internal Revenue Code. Under the Excess Deferral Plan, officers and other employees of the Company may elect to defer up to 50% of base salary and up to 100% of any bonus award. Amounts under these plans are generally paid to employees upon retirement.

     (2) Represents restricted stock grants made to Mr. Miller and Ms. Sammons in the amounts of 8,187 and 3,357 shares, respectively. The amount included in the table represents the market value of the shares at March 17, 1998, the date of the award. Vesting occurs over three years. The total number of shares of restricted stock held on January
          30, 1999 and the market value of such shares on that date were as follows: Mr. Miller - 9,771 shares ($610,688) and Ms. Sammons -3,811 shares ($238,188).

     (3) Represents restricted stock grants made to Mr. Miller and Ms. Sammons in the amounts of 2,378 and 682 shares, respectively. The amount included in the table represents the market value of the shares at March 31, 1997.

     (4)  The amounts included in the table represent compensation paid to Mr.
          Golleher since March 10, 1998, the date of acquisition of Ralphs/Food
          4 Less by the Company.

     (5) The amounts included in the table represent compensation paid to Messrs. Martindale and Porter since September 9, 1997, the date of acquisition of Smith's by the Company.

     (6) Amounts shown for 1998 consist of: (i) Company contributions of $77,187 and $26,806 to Mr. Miller and Ms. Sammons, respectively, under the Profit Sharing Plan and Excess Deferral Plan, (ii) $6,070, $0,
          $3,229, $2,205, and $2,331 paid by the Company for the above-named executive officers, respectively, as premiums under its Long-Term
          Disability Plan; and (iii) $35,000, $0, $35,000, $22,000, and $22,000
          paid by the Company for the above-named executive officers, respectively, for life insurance under the Supplemental Income Plan.

Stock Option Grants in Last Fiscal Year

          The following table provides information as to options to purchase Common Stock granted to the Chief Executive Officer and the other four most highly compensated executive officers during 1998 pursuant to the Company's 1990 Stock Incentive Plan and 1997 Stock Incentive Plan. No SARs were granted during 1998.

                                                                                      Potential Realizable Value at
                        Number of                       Percentage                       Assumed Annual Rates of
                       Securities      Total Options   of Exercise                      Stock Price Appreciation
                       Underlying         Granted to         Price                          For Option Term(3)
                          Options       Employees in           Per   Expiration   ---------------------------------------
       Name            Granted(4)        Fiscal Year      Share(4)         Date        0%            5%            10%
       ----            ----------      -------------   -----------   ----------   -----------   -----------   -----------
George G. Golleher        100,000 (1)           5.6%      $ 35.937         3/08   $ 1,006,300   $ 3,899,200   $ 8,337,500
                          150,000 (2)           8.4%        43.062         6/08                   4,062,150    10,294,500

     (1) Options were approved for grants to employees of Fred Meyer, Smith's, QFC and Ralphs/Food 4 Less on January 20, 1998, with an exercise price of $35.937 per share, which was from the market price on that date.
          However the options approved for employees of QFC and Ralphs/Food 4
          Less became effective in March 1998 on completion of the merger. The options, which have terms of ten years, become exercisable 20% per year on the first five anniversaries of the original grant date. If the employment of the optionee is terminated within one year after a change in control of the Company, the options become exercisable in full.

     (2) Options were granted for the numbers of shares indicated at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options, which have terms of ten years, become exercisable 20% per year on the first five anniversaries of the original grant date. If the employment of the optionee is terminated within one year after a change in control of the Company, the options become exercisable in full.

     (3) The dollar amounts under these columns are the result of calculations of the 0%, 5% and 10% rates required by the Securities and Exchange
          Commission for the maximum option term of 10 years and therefore are not intended to and may not accurately forecast possible future appreciation, if any, of the Company's Common Stock price.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

          The following table indicates (i) stock options exercised by certain executive officers during 1998, including the value realized on the date of exercise, (ii) the number of shares subject to exercisable (vested) and unexercisable (unvested) stock options as of January 30, 1999, and (iii) the value of "in-the-money" options, which represents the positive spread between the exercise price of existing stock options and the year-end price of the Common Stock.

                                                                    Number of                       Value of
                                                              Securities Underlying         Unexercised In-the-Money
                                                            Unexercised Options Held              Options Held
                                                               at January 30, 1999           at January 30,1999(2)
                         Shares Acquired          Value    ---------------------------    ---------------------------
       Name                  on Exercise    Realized(1)    Exercisable   Unexercisable    Exercisable   Unexercisable
       ----              ---------------    -----------    -----------   -------------    -----------   -------------
Robert G. Miller                  35,696    $ 1,274,668        786,722         400,000    $49,170,125     $25,000,000

George G. Golleher                    --             --             --         250,000             --       5,572,000

Mary F. Sammons                   37,690      1,365,170             --         135,380             --       5,449,744

Kenneth A. Martindale             52,500      2,420,621         20,000          80,000        625,004       2,500,016

Abel T. Porter                    52,500      2,673,258         20,000          80,000        592,500       2,370,000

     (1) Aggregate market value on the exercise date of the shares covered by the option, less the aggregate exercise price.

     (2)  Calculated based on the January 29, 1999 stock price of $62.50.

Retirement Benefits

          The Company has a nonqualified Supplemental Income Plan to provide supplemental retirement and death benefits to key employees. The plan is administered by the Compensation Committee. Any key executive of the Company who holds a position of Senior Vice President or higher is eligible to participate in this plan. The Committee selects participants from those eligible employees recommended by the Company's Chief Executive Officer. A participant is entitled to receive full benefits under the Supplemental Income Plan upon normal retirement by termination of employment after age
     62. A participant is also entitled to receive reduced benefits if the participant voluntarily terminates his or her employment, is terminated without cause or dies before age 62. The normal retirement benefit under the Supplemental Income Plan is a projected annual amount, to be paid in equal monthly installments for 15 years, based upon the estimated cash surrender value, less the premiums paid and other expenses of the Company, of a Company-owned life insurance policy purchased on the life of the executive. The actual benefit will vary from the projected benefit based on actual dividend experience. The Company guarantees each participant a minimum benefit equal to at least 60 percent of the projected benefit. Based on certain assumptions, the projected annual benefits payable to Mr. Miller, Ms. Sammons, Mr. Martindale and Mr. Porter upon retirement at normal retirement age would be $60,427, $100,551, $251,688 and $238,055, respectively.

          Mr. Martindale and Mr. Porter will also receive benefits under a retirement plan sponsored by Smith's (the "Smith's Plan") which is funded entirely by the Company's contributions. An employee's monthly benefit under the Smith's Plan is determined by multiplying a fixed dollar amount by the number of years of the employee's employment. The fixed dollar amount, which has varied from year to year, is currently $30 per month and is not subject to reduction for social security benefits. The estimated annual amounts payable following retirement to Messers, Martindale and Porter under the Smith's Plan are $14,328 and $13,884, respectively.

          Mr. Golleher is entitled to retirement benefits under the Ralphs Grocery Company Retirement Plan, the Ralphs Grocery Company Supplemental Executive Retirement Plan and the Ralphs Grocery Company Retirement Supplement Plan (collectively, the "Ralphs Plans"). Benefits payable under the Ralphs Plans are based on compensation which consists of salary and bonus. At normal retirement age, the amount of annual retirement benefit is determined by multiplying the average compensation for the highest three years of the ten year preceding retirement by 2% multiplied by the number of years of credited service (not to exceed 30 years of credited service).

Severance Agreements

          The Company has agreed to pay certain benefits to Mr. Miller in connection with his employment, including certain death, disability, retiree medical, retirement and severance benefits. Under Mr. Miller's employment agreement, originally dated August 27, 1991, and last amended on October 13, 1998, the Company pays Mr. Miller an annual base salary of $1 million and a target annual bonus equal to 60% of his base salary. Assuming Mr. Miller retires at age 62, he will be entitled to receive an additional monthly retirement benefit of $25,000 for the remainder of his life. In the event of Mr. Miller's termination for any reason other than cause, death, permanent disability or in connection with a "change of control", Mr. Miller is entitled to payment of two years of compensation at his then current annual salary. The Company also agreed to pay Mr. Miller severance compensation and benefits upon a "qualifying termination" in connection with a "change in control." A "change of control," generally, is when the majority of the Company's stockholders or board changes. The approval of the Kroger Merger by the Company's stockholders will constitute a change in control under the agreement. A qualifying termination includes any:

          - resignation by Mr. Miller for any reason within 18 months after the completion of the change of control,

          - resignation initiated by Mr. Miller due to "constructive discharge" outside the 18-month period referred to above if the resignation is in anticipation of or within three years after the change of control, and

          - termination of Mr. Miller's employment by the Company for any reason, other than for cause, in anticipation of or within three years after the change of control.

          Constructive discharge is defined as a material reduction, other than for cause, in Mr. Miller's compensation, benefits or responsibilities as Chief Executive Officer of the Company and a member of the Company's board of directors. Constructive discharge also includes an irreconcilable disagreement with the Company's board of directors over policy matters materially impairing his ability to carry out his responsibilities as Chief Executive Officer of the Company. Severance compensation due under the agreement upon a qualifying termination consists of:

          -    accrued and unpaid compensation through the date of termination,

          -    a pro rata bonus for the year of termination,

          - a lump sum payment equivalent to three times his highest base salary and applicable bonus rate, discounted to present value over a three-year period,

          - a payment equal to the actuarially determined present value of his projected accruals from three years of ongoing participation in Company-sponsored qualified and non-qualified retirement plans,

          - continuation of health and welfare benefit coverage for 36 months, and

          - an additional payment to make him whole for any excise tax Mr. Miller must pay under the IRS rules relating to compensation Mr. Miller receives after a change of control.

          Under Mr. Miller's agreement, Fred Meyer will pay him severance compensation only if he meets the following conditions:

          - he may not make unauthorized disclosure of confidential information relating to the Company or its affiliates for a period of three years after termination, and

          - he may not compete with the Company or its affiliates during that three-year period.

          The Company has entered into employment protection and severance agreements (the "Severance Agreements") with Messrs. Golleher, Martindale, Porter and Ms. Sammons (the "Named Officers"). Under these agreements, the Company must pay severance compensation if the Company terminates an executive's employment without cause or if the executive terminates employment for good reason in anticipation of a change of control or during the 18 month period following a change of control. Under the agreement with George G. Golleher, the Company must also pay severance if Mr. Golleher terminates his employment for any reason within 18 months following a change of control. Severance compensation consists of:

          -    accrued and unpaid compensation through the date of termination,

          -    a pro rata bonus for the year of termination,

          - continued payment for two or three years following the date of termination of the executive's annual base salary plus the target percentage of this base salary that was payable under the terms of the Company's annual bonus plan for its senior executives for the year in which the merger is completed,

          -    continued health and welfare benefits for two or three years,

          - for some Named Officers, accelerated vesting of outstanding stock options held by the executive under Fred Meyer's stock option and stock incentive plans, and

          - an additional payment to compensate the executives for any excise tax the executive must pay under the Internal Revenue Service rules relating to change of control.

     Executives will also continue to accrue annual retirement allocations and other benefits under the Company's Supplemental Income Plan or other supplemental retirement plans applicable to them for the two or three years following the date of termination. Cash compensation under these agreements will be reduced on a dollar for dollar basis by the amount of comparable cash compensation paid to the executives under any other severance agreement applicable to the executive. Other benefits provided by the employment protection agreements will be similarly reduced.


Compensation of Directors

          Directors who are not employees of the Company receive an annual fee of $40,000 and can elect to participate in the Non-Employee Directors' Deferred Compensation Plan. Such directors also receive a fee of $1,000 per board or committee meeting attended.

          Under the Non-Employee Directors' Deferred Compensation Plan (the Directors' Plan"), directors who are not employees may elect to have all or part of their annual cash retainers and meeting fees credited to a deferred compensation account. Participants may elect to receive their deferred compensation in the form of cash or shares of the Company's Common Stock. If a participant elects to receive all or part of his or her deferred compensation in the form of the Company's Common Stock, the amount of compensation credited quarterly to his or her account shall be the number of shares of the Company's Common Stock which can be purchased with 110% of the compensation so deferred at the median of the high and low trading prices of the Company's Common Stock as quoted on the New York Stock Exchange Composite Transactions on such date. Each participant's deferral account is increased quarterly prior to distribution (i) to reflect interest on the amount obtained by the cash deferral account balance at an average prime rate, and (ii) to reflect any dividends paid on Common Stock in the participant's deferral account. With respect to deferred amounts, a participant may specify (i) the date of the event on which payment of such deferred compensation is to commence (which, other than death, disability or termination may not be earlier than the later of two years from the date of the deferral election or termination of service as a director) and (ii) whether such payment is to be paid out in a single lump sum or in approximately equal annual installments over a period not to exceed 15 years. The Company will annually issue stock to the Fred Meyer Deferred Compensation Trust to cover all outstanding stock credits under the Directors' Plan.


Compensation Committee Interlocks and Insider Participation

          Messrs. Burkle, Gleason, Rogel, and Smith served on the Company's Compensation Committee until June 1998. Messrs. Karatz, Meier, Rapaport, Rogel, Sloan and Smith have served on the Company's Compensation Committee since June 1998.

          See Item 13 for information relating to a Management Services Agreement between The Yucaipa Companies, an affiliate of Mr. Burkle, and the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

          The following table shows ownership of shares of Common Stock of the Company on March 3, 1999, except as noted, with respect to (i) each director of the Company who beneficially owns shares; (ii) each executive officer of the Company named in the Summary Compensation Table who beneficially owns shares; (iii) all directors and executive officers of the Company as a group; and (iv) each beneficial owner who, to the knowledge of the Board of Directors, beneficially owned more than 5% of the Common Stock.

                                                                     Number of      Approximate
     Name                                                            Shares (1)      Percent (2)
     ----                                                        -------------      ------------
     FMR Corp.                                                   19,084,664 (3)         12.2%
     82 Devonshire Street
     Boston, Massachusetts   97202

     Ronald W. Burkle                                            14,463,978 (4)          9.0%
     1000 Santa Monica Boulevard, Fifth Floor
     Los Angeles, California 90067

     Massachusetts Financial Services Company                    12,581,646 (5)          8.1%
     500 Boylston Street
     Boston, Massachuestts   02116

     Stuart M. Sloan                                              1,722,879 (6)            *

     Robert G. Miller                                               860,891 (7)            *

     Samuel Zell                                                    351,656 (8)            *

     George G. Golleher                                             283,876 (9)            *

     Jeffrey P. Smith                                               185,484                *

     Mary F. Sammons                                                130,711 (10)           *

     Abel T. Porter                                                  75,715 (11)           *

     Kenneth A. Martindale                                           65,887 (12)           *

     Robert D. Beyer                                                 57,825 (13)           *

     A. M. Gleason                                                   55,213 (14)           *

     Roger S. Meier                                                  46,173 (15)           *

     Marc H. Rapaport                                                20,815 (16)           *

     James J. Curran                                                  9,426 (17)           *

     Steven R. Rogel                                                  7,073 (18)           *

     Vivian A. Bull                                                   4,394                *

     John G. King                                                     4,104 (19)           *

     Bruce Karatz                                                     2,912 (20)           *

     Bertram R. Zweig                                                 2,659 (21)           *

     Carlton J. Jenkins                                                 242 (20)           *

     All directors and executive officers as a group
       (28 individuals)                                          18,593,644 (22)        11.5%

     --------------

          *    Less than 1%
          (1) Shares held directly with sole voting and sole investment power unless otherwise indicated.
          (2) Percentages based on 156,036,181 shares outstanding, which was the total number of shares outstanding as of March 3, 1999.
          (3) This information is based on a Scheudle 13G filed with the Securities and Exchange Commission reporting that, as of December
               31, 1998, FMR Corp. and its subsidiaries had sole voting power as to 914,590 of such shares and sole dispositive power with respect to all of such shares.

          (4) Includes 13,636,658 shares owned by affiliates of Mr. Burkle as follows: (a) The Yucaipa Companies -- 4,377,743 (including a warrant to purchase 3,869,366 shares); (b) Yucaipa Arizona
               Partners, L.P. - 355,877; (c) Yucaipa Smitty's Partners, L.P. -
               391,109; (d) Yucaipa Smitty's Partners II, L.P. - 177,940; (e)
               Yucaipa SSV Partners, L.P. - 1,699,887; (f) F4L Equity Partners,
               L.P. - 2,352,925; (g) FFL Partners - 266,358; (h) Ronald W.
               Burkle Foundation - 66,390; (i) Yucaipa Capital Fund - 335,711;
               (j) Yucaipa/F4L Partners - 79,718, (k) GNHT 1, LLC - 1,071,900,
               (l) GNHT 2, LLC - 714,600, (m) GNHT 3, LLC - 714,000, (n) GNHT 4,
               LLC - 714,600, and (o) GNHT 5, LLC - 357,300. Mr. Burkle
               disclaims beneficial ownership as to these shares (except to the extent of his pecuniary interest therein). Mr. Burkle has the sole power to vote or to direct the vote, and to dispose or direct the disposition of shares beneficially held by him. The
               Yucaipa Companies is the record holder of a currently exercisable warrant entitling it to purchase up to 3,869,366 shares of Common
               Stock. See "Certain Relationships and Related Transactions."
          (5) This information is based on a Scheudle 13G filed with the Securities and Exchange Commission reporting that, as of December
               31, 1998, Massachusetts Financial Services Company had sole voting power as to 12,468,576 of such shares and sole dispositive power with respect to all of such shares.
          (6) Includes 586,910 shares which are subject to immediately exercisable options and 968 shares held in the Fred Meyer, Inc.
               Non-Employee Directors' Deferred Compensation Plan.
          (7) Includes 786,722 shares subject to options that are currently exercisable for become exercisable within 60 days of the date of this table.
          (8)  Includes 968 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan and 333,651 shares held by
               Samstock/SIT, L.L.C., a Delaware limited liability company, which is wholly owned by Robert M. Levin as trustee of Sam Investment
               Trust. Mr. Zell is a primary beneficiary of the Trust and may be deemed to be beneficiary of the Trust amd my be deemed to be beneficial owner of the shares.
          (9) Includes 20,000 shares subject to options that are currently exercisable for become exercisable within 60 days of the date of this table and 185,299 shares held by Yucaipa Smitty's Partners
               II, L.P. of which Mr. Golleher is a limited partner. Beneficial ownership is disclaimed as to such shares.
          (10) Includes 616 shares held by Ms. Sammons' spouse. Beneficial ownership as to such shares is disclaimed.
          (11) Includes 20,000 shares subject to immediately exercisable options.
          (12) Includes 8,904 shares by his sons of which Mr. Martindale is custodian. Also includes 20,000 shares subject to immediately exercisable options.
          (13) Includes 947 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan and 56,878 shares held by
               Yucaipa Arizona Partners, L.P. Mr. Beyer is a general partner of a partnership which is a limited partner of Yucaipa Arizona
               Partners, L.P. Beneficial ownership is disclaimed as to such shares.
          (14) Includes 2,600 shares owned by Mr. Gleason's spouse as to which beneficial ownership is disclaimed and 1,855 shares held in the Fred Meyer, Inc. Non-Employee Directors' Deferred Compensation
               Plan.
          (15) Includes 1,615 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan, 14,000 shares owned by Mr.
               Meier's spouse, and 5,000 shares owned by a family partnership of which Mr. Meier is general partner. Beneficial ownership is disclaimed as to such shares.
          (16) Includes 816 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan.
          (17) Includes 1,630 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan and 7,796 shares held in a family trust as to which beneficial ownership is disclaimed.
          (18) Includes 1,679 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan.
          (19) Includes 1,604 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan.
          (20) Shares held in the Fred Meyer, Inc. Non-Employee Directors'
               Deferred Compensation Plan.
          (21) Includes 2,135 shares held in the Fred Meyer, Inc. Non-Employee
               Directors' Deferred Compensation Plan.
          (22) Includes 5,574,886 shares subject to options that are currently exercisable or become exercisable within 60 days of the date of this table. Includes 14,079,277 shares for which beneficial ownership is disclaimed.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

          In September 1997, Fred Meyer acquired Smith's (the "Smith's Merger"). Ronald W. Burkle, Jeffrey P. Smith and Bruce Karatz were elected to the Fred Meyer Board of Directors pursuant to the terms of the Smith's Merger Agreement. Mr. Burkle is the founder, managing partner and a principal owner of The Yucaipa Companies ("Yucaipa"). At the closing of the Smith's Merger, the Company and Yucaipa entered into a Management Services Agreement. Under the terms of the Management Services Agreement, Yucaipa provides management consultation and advice to the Company for a term of five years. The Company pays Yucaipa an annual management fee of $500,000 and has agreed to reimburse Yucaipa for its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. If during the term of the Management Services Agreement, the Board of Directors of the Company requests Yucaipa to provide (i) consulting services in connection with any proposed acquisition or divestiture transaction or any debt or equity financing or (ii) any other services not otherwise covered by the Management Services Agreement, Yucaipa will be entitled to such additional compensation for such services as may be agreed upon by Yucaipa and the Company (and approved by a majority of the Company's disinterested directors). In connection with Yucaipa's services, Mr. Burkle serves as the Chairman of the Board of Directors of the Company and has the right to do so during his initial three year term as a director of the Company. Mr. Burkle does not receive any compensation for serving in such capacity beyond the compensation paid to Yucaipa under the Management Services Agreement. During fiscal 1998, the Company paid Yucaipa $500,000 in fees under the Management Services Agreement and approximately $20 million for services rendered in conjunction with the Ralphs/Food 4 Less and QFC mergers and termination fees of Ralphs/Food 4 Less management agreement. It is expected that the Management Services Agreement will be terminated in connection with the Kroger Merger, and Yucaipa will receive a termination fee of approximately $3.4 million, calculated pursuant to the terms of the Management Services Agreement.

          In March 1998, the Company acquired Ralphs/Food 4 Less. Robert D. Beyer and Carlton J. Jenkins were elected to the Fred Meyer Board of Directors pursuant to the Food 4 Less merger agreement. In March 1998, the Company acquired QFC. Samuel Zell and Stuart M. Sloan were elected as directors of the Company pursuant to the QFC merger agreement.

                                     Part IV
-------------------------------------------------------------------------------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Financial Statements.

     The information required by this item is listed in Item 8, Part II of this Annual Report on Form 10-K.

     (a)(2) Financial Statement Schedules.

          All schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes thereto.

     (a)(3) Exhibits.

      Exhibit
        No.       Description
      -------     -----------

        2A Agreement and Plan of Merger among Quality Food Centers, Inc., Q-Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix A of the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

        2B Agreement and Plan of Merger among Food 4 Less Holdings, Inc., FFL Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix B of the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

        2C Agreement and Plan of Merger by and between Smith's Food & Drug Centers, Inc. and Fred Meyer, Inc. dated as of May 11, 1997. Incorporated by reference to Appendix A of the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-32927, filed on August 6, 1997.

        2D Agreement and Plan of Merger, dated as of October 18, 1998, among The Kroger Co., Jobsite Holdings, Inc. and Fred Meyer, Inc. Incorporated by reference to Appendix A of the Company's Joint Proxy Statement/ Prospectus dated March 8, 1999, SEC File No. 1-13339, filed on March 10, 1999.

        2E Stock Option Agreement, dated as of October 18, 1998, between Fred Meyer, Inc. and The Kroger Co. (Fred Meyer, Inc. as Issuer) . Incorporated by reference to Appendix B of the Company's Joint Proxy Statement/Prospectus dated March 8, 1999, SEC File No. 1-13339, filed on March 10, 1999.

        2F Stock Option Agreement, dated as of October 18, 1998, between The Kroger Co. and Fred Meyer, Inc. (The Kroger Co. as Issuer). Incorporated by reference to Appendix C of the Company's Joint Proxy Statement/ Prospectus dated March 8, 1999, SEC File No. 1-13339, filed on March 10, 1999.

        3A Restated Certificate of Incorporation, as amended, of Fred Meyer, Inc. Incorporated by reference to Exhibit 3A of the Company's Form 10-Q for the quarter ended May 23, 1998, SEC File No. 1-13339.

        3B        Bylaws of Fred Meyer, Inc. Incorporated by reference to
                  Exhibit 3.2 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        4A        Specimen Stock Certificate. Incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-32927, filed on August 6, 1997.

        4B-1 Guarantee, dated as of March 11, 1998, made by the Guarantors referred to therein in favor of Bankers Trust Company, as Administrative Agent and Collateral Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders and The Various Financial Institutions Identified as Investors in the Participation Agreement, as Investors. Incorporated by reference to Exhibit 4B-1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-2 Participation Agreement among Fred Meyer, Inc., as Lessee and as Construction Agent, FMS Trust 1997-1, a Delaware business trust, as Lessor, Wilmington Trust Company, not in its individual capacity, except as expressly specified therein, but solely as Owner Trustee under the FMS Trust 1997-1, the Investors party to the Trust Agreement, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Lenders Parties thereto, dated as of March 11, 1998; Chase Securities Inc. and BT Alex. Brown, as Arrangers. Incorporated by reference to Exhibit 4B-2 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-3 Lease, Security Agreement and Financing Statement between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee under the FMS Trust 1997-1, as Lessor, and Fred Meyer, Inc., dated as of March 11, 1998. Incorporated by reference to Exhibit 4B-3 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-4 Construction Agency Agreement, dated as of March 11, 1998, between FMS Trust 1997-1, a Delaware business trust, and Fred Meyer, Inc., a Delaware corporation. Incorporated by reference to Exhibit 4B-4 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-5 Credit Agreement among FMS Trust 1997-1, as Borrower, The Several Lenders from Time to Time Parties Thereto, Bankers Trust Company, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent, dated as of March 11, 1998. Incorporated by reference to Exhibit 4B-5 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-6 Lease Guarantee, dated as of March 11, 1998, made by Fred Meyer, Inc., as Lessee Guarantor, in favor of FMS Trust 1997-1, as Lessor, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions as Investors in the Participation Agreement Therein, as Investors. Incorporated by reference to Exhibit 4B-6 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-7 Pledge Agreement, dated as of March 11, 1998, entered into by Fred Meyer, Inc., a Delaware corporation, and each of the undersigned subsidiaries of Fred Meyer, Inc. in favor of Bankers Trust Company, as administrative agent and collateral agent, for the Beneficiaries. Incorporated by reference to
                  Exhibit 4B-7 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-8 Intercreditor and Collateral Agency Agreement, dated as of March 11, 1998, among Bankers Trust Company, as Administrative Agent under the Loan Agreement, as Administrative Agent under the Synthetic Lease Facility, and as Collateral Agent, Fred Meyer, Inc. and the Subsidiary Pledgors. Incorporated by reference to Exhibit 4B-8 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-9 Subsidiary Guarantee, dated as of March 11, 1998, executed by each of the Guarantors listed on the signature page thereof for the benefit of Bankers Trust Company, as Administrative Agent under the Loan Agreement, and each Lender named therein. Incorporated by reference to Exhibit 4B-9 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-10 $3,500,000,000 Loan Agreement, dated as of March 11, 1998, among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto; Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent; Chase Securities Inc. and BT Alex. Brown, as Arrangers. Incorporated by reference to Exhibit 4B-10 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-11 Amendment and Restatement, dated as of December 18, 1998, of Loan Agreement among Fred Meyer, and the other parties thereto. Incorporated by reference to Exhibit 10.10 of Amendment No. 3 to the

                  Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4B-12 Amendment and Restatement, dated as of December 18, 1998, of Participation Agreement among Fred Meyer and other parties thereto. Incorporated by reference to Exhibit 10.11 of Amendment No. 3 to the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4B-13 Amendment and Restatement, dated as of December 18, 1998, of Credit Agreement among FMS Trust 1997-1 and the other parties thereto. Incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4B-14 Amendment and Restatement, dated as of December 18, 1998, of Lease, Security Agreement and Financing Statement among Wilmington Trust Company, as Lessor, and Fred Meyer, as Lessee. Incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4C-1 Notes Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First National Bank of Chicago, Trustee. Incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-3, as amended, No. 333-44537, filed on January 20, 1998.

        4C-2 Notes First Supplemental Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First National Bank of Chicago, Trustee. Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, dated March 4, 1998, SEC File No. 1-13339.

        4D-1 Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4D-1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. l-13339.

        4D-2 Amendment to Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4D-2 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4E Registration Rights Agreement dated March 9, 1998 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4E of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4F Registration Rights Agreement dated March 10, 1998 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4F of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

        *10A-1 Fred Meyer, Inc. 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10D of the Company's Annual Report on Form 10-K for the year ended January 28, 1989, SEC File No. 0-15023.

        *10A-2 Amended Fred Meyer, Inc.1990 Stock Incentive Plan. Incorporated by reference to Exhibit 22 of the Company's Form 10-Q for the quarter ended August 12, 1995, SEC File No. 0-15023.

        *10A-3 Fred Meyer, Inc. 1997 Stock Incentive Plan. Incorporated by reference to Appendix I to Exhibit 99.1 of the Company's Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

        *10A-4 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.1 of Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 333-19913, filed on January 16, 1997.

        *10A-5 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. Incorporated by reference to Exhibit 10.1 of Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 33-69514, filed on September 28, 1993.

        *10A-6 Quality Food Centers, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.10 of Quality Food Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1997, SEC File No. 0-15590.

        *10A-7 Smith's Food & Drug Centers, Inc. Amended and Restated 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.1 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1991, SEC File No. 1-10252.

        *10A-8 First Amendment to the Amended and Restated 1989 Stock Option Plan dated as of February 7, 1995. Incorporated by reference to Exhibit 20.1 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 1-10252.

        *10B Fred Meyer, Inc. Bonus Plan Description, as amended to January 30, 1999.

        *10C Form of Executive Severance Agreement among Fred Meyer, Inc. and certain executive officers. Incorporated by reference to
                  Exhibit 10.1 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        *10D Non-Employee Directors' Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of the Company's Current Report on Form 8-K, dated September 9, 1997, SEC File No. 1-13339.

        *10E Form of contract for Senior Executive Long-Term Disability Program. Incorporated by reference to Exhibit 10E of the Company's Annual Report on Form 10-K for the year ended January 30, 1993, SEC File No. 0-15023.

        *10F Fred Meyer, Inc. Supplemental Income Plan dated January 1, 1994. Incorporated by reference to Exhibit 10H of the Company's Annual Report on Form 10-K for the year ended January 29, 1994, SEC File No. 0-15023.

        *10G-1 Employment Agreement between Fred Meyer, Inc. and Robert G. Miller, as amended. Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        *10G-2 Amended Employment Agreement of Robert G. Miller, dated October 18, 1998, between Robert G. Miller and Fred Meyer, Inc. Incorporated by reference to Exhibit 10.G of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        *10H Form of Employment Agreement among Smith's Food & Drug Centers, Inc. and certain executive officers. Incorporated by reference to Exhibit 10H of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        *10I Fred Meyer, Inc. Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T of the Company's Form 10-Q for the quarter ended November 4, 1995, SEC File No. 1-11274.

        10J Management Services Agreement dated September 9, 1997 between Fred Meyer, Inc. and The Yucaipa Companies. Incorporated by reference to Exhibit 10L of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        10K       Yucaipa Warrant Agreement. Incorporated by reference to
                  Exhibit 10.3 of Smith's Food & Drug Centers, Inc.'s Registration Statement on Form S-3, No. 333-14953, filed on October 28, 1996. Supplemental Warrant, dated as of September 9, 1997 among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and the Yucaipa Companies. Incorporated by reference to
                  Exhibit 10.3 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        *10L-1 Employment Agreement dated as of June 14, 1995 between Food 4 Less Holdings, Inc., Ralphs Grocery Company and George G. Golleher. Incorporated by reference to Exhibit 10.11 of Food 4 Less Holdings, Inc.'s Form 10-Q for the quarter ended July 16, 1995, SEC File No. 33-59212.

        *10L-2 Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and George Golleher. Incorporated by reference to Exhibit 10.N. of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        *10M-1 Ralphs Grocery Company Retirement Supplement Plan, effective as of January 1, 1994. Incorporated by reference to Exhibit
                  10.15.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10M-2 Amendment to the Retirement Supplement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit 10.15.2 of Ralphs Grocery Company Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10M-3 Second Amendment to the Retirement Supplement Plan, effective as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Retirement Supplement Plan. Incorporated by reference to Exhibit 10.15.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10M-4 Amendment 1999-1 to Ralphs Grocery Company Retirement Supplement Plan effective March 31, 1999.

        *10N-1 Ralphs Grocery Company Supplemental Executive Retirement Plan, amended and restated as of April 9, 1994. Incorporated by reference to 10.16.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10N-2 Amendment to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit 10.16.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10N-3 Second Amendment to the Supplemental Executive Retirement Plan, dated as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.16.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10N-4 Third Amendment to the Ralphs Grocery Company Supplemental Executive Retirement Plan, effective as of July 1, 1995. Incorporated by reference to Exhibit 10.16.4 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10O-1 Quality Food Centers, Inc. Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10Q of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        *10O-2 Amendment Nos. 1 and 2 to Quality Food Centers, Inc. Deferred Compensation Plan, as amended, dated December 1995 and January 1, 1999.

        *10P      Fred Meyer, Inc. 401(k) Restoration Plan, dated April 1, 1999.

        *10Q Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and Certain Officers. Incorporated by reference to Exhibit 10.R of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        *10R Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and Certain Officers. Incorporated by reference to Exhibit 10.S of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        10S       Voting Agreement, dated as of October 18, 1998 between Robert
                  G. Miller and The Kroger Co. Incorporated by reference to
                  Exhibit 10.3 of the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961.

        10T Voting Agreement, dated as of October 18, 1998 among the Stockholders identified on Annex A thereto and The Kroger Co. Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961.

        21        List of Subsidiaries.

        23        Consent of Deloitte & Touche LLP

        24        Powers of Attorney

        27        Financial Data Schedule.


*This Exhibit constitutes a management contract or compensatory plan or arrangement.


     (b) Reports on Form 8-K.

         None.

Signatures
----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: April 14, 1999              FRED MEYER, INC.

                                       By JOHN T. STANDLEY
                                          --------------------------------------
                                          Senior Vice President and
                                          Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 1998.

          Signature                                     Title
          ---------                                     -----

     (1)  Principal Executive Officer

         *ROBERT G. MILLER                  Vice Chairman, Chief Executive
          -----------------------------     Officer, and a Director
          Robert G. Miller


     (2)  Principal Financial and Accounting Officer

          JOHN T. STANDLEY                  Senior Vice President and Chief
          -----------------------------     Financial Officer
          John T. Standley


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


         *ROBERT D. BEYER                   Director
          -----------------------------
          Robert D. Beyer


         *VIVIAN A. BULL                    Director
          -----------------------------
          Vivian A. Bull


         *JAMES J. CURRAN                   Director
          -----------------------------
          James J. Curran


         *A.M. GLEASON                      Director
          -----------------------------
          A.M. Gleason


         *GEORGE G. GOLLEHER                Director
          -----------------------------
          George G. Golleher


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


         *MARC RAPAPORT                     Director
          -----------------------------
          Marc Rapaport


         *STEVEN R. ROGEL                   Director
          -----------------------------
          Steven R. Rogel


         *STUART M. SLOAN                   Director
          -----------------------------
          Stuart M. Sloan


         *JEFFREY P. SMITH                  Director
          -----------------------------
          Jeffrey P. Smith


         *SAMUEL ZELL                       Director
          -----------------------------
          Samuel Zell


         *BERTRAM R. ZWEIG                  Director
          -----------------------------
          Bertram R. Zweig


                     *By ROGER A. COOKE
                         -----------------------------
                         Roger A. Cooke
                         As Attorney in Fact

                                 EXHIBIT INDEX

      Exhibit
        No.       Description
      -------     -----------

        2A Agreement and Plan of Merger among Quality Food Centers, Inc., Q-Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix A of the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

        2B Agreement and Plan of Merger among Food 4 Less Holdings, Inc., FFL Acquisition Corp. and Fred Meyer, Inc. dated as of November 6, 1997, as amended as of January 20, 1998. Incorporated by reference to Appendix B of the Joint Proxy and Consent Solicitation Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-44871, filed on January 26, 1998.

        2C Agreement and Plan of Merger by and between Smith's Food & Drug Centers, Inc. and Fred Meyer, Inc. dated as of May 11, 1997. Incorporated by reference to Appendix A of the Joint Proxy Statement/Prospectus contained in the Company's Registration Statement on Form S-4, No. 333-32927, filed on August 6, 1997.

        2D Agreement and Plan of Merger, dated as of October 18, 1998, among The Kroger Co., Jobsite Holdings, Inc. and Fred Meyer, Inc. Incorporated by reference to Appendix A of the Company's Joint Proxy Statement/ Prospectus dated March 8, 1999, SEC File No. 1-13339, filed on March 10, 1999.

        2E Stock Option Agreement, dated as of October 18, 1998, between Fred Meyer, Inc. and The Kroger Co. (Fred Meyer, Inc. as Issuer) . Incorporated by reference to Appendix B of the Company's Joint Proxy Statement/Prospectus dated March 8, 1999, SEC File No. 1-13339, filed on March 10, 1999.

        2F Stock Option Agreement, dated as of October 18, 1998, between The Kroger Co. and Fred Meyer, Inc. (The Kroger Co. as Issuer). Incorporated by reference to Appendix C of the Company's Joint Proxy Statement/ Prospectus dated March 8, 1999, SEC File No. 1-13339, filed on March 10, 1999.

        3A Restated Certificate of Incorporation, as amended, of Fred Meyer, Inc. Incorporated by reference to Exhibit 3A of the Company's Form 10-Q for the quarter ended May 23, 1998, SEC File No. 1-13339.

        3B        Bylaws of Fred Meyer, Inc. Incorporated by reference to
                  Exhibit 3.2 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        4A        Specimen Stock Certificate. Incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form S-4, Registration No. 333-32927, filed on August 6, 1997.

        4B-1 Guarantee, dated as of March 11, 1998, made by the Guarantors referred to therein in favor of Bankers Trust Company, as Administrative Agent and Collateral Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders and The Various Financial Institutions Identified as Investors in the Participation Agreement, as Investors. Incorporated by reference to Exhibit 4B-1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-2 Participation Agreement among Fred Meyer, Inc., as Lessee and as Construction Agent, FMS Trust 1997-1, a Delaware business trust, as Lessor, Wilmington Trust Company, not in its individual capacity, except as expressly specified therein, but solely as Owner Trustee under the FMS Trust 1997-1, the Investors party to the Trust Agreement, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Lenders Parties thereto, dated as of March 11, 1998; Chase Securities Inc. and BT Alex. Brown, as Arrangers. Incorporated by reference to Exhibit 4B-2 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-3 Lease, Security Agreement and Financing Statement between Wilmington Trust Company, not in its individual capacity, but solely as Owner Trustee under the FMS Trust 1997-1, as Lessor, and Fred Meyer, Inc., dated as of March 11, 1998. Incorporated by reference to Exhibit 4B-3 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-4 Construction Agency Agreement, dated as of March 11, 1998, between FMS Trust 1997-1, a Delaware business trust, and Fred Meyer, Inc., a Delaware corporation. Incorporated by reference to Exhibit 4B-4 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-5 Credit Agreement among FMS Trust 1997-1, as Borrower, The Several Lenders from Time to Time Parties Thereto, Bankers Trust Company, as Administrative Agent and The Chase Manhattan Bank, as Syndication Agent, dated as of March 11, 1998. Incorporated by reference to Exhibit 4B-5 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-6 Lease Guarantee, dated as of March 11, 1998, made by Fred Meyer, Inc., as Lessee Guarantor, in favor of FMS Trust 1997-1, as Lessor, Bankers Trust Company, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, The Various Financial Institutions Identified as Lenders in the Participation Agreement, as Lenders, and The Various Financial Institutions as Investors in the Participation Agreement Therein, as Investors. Incorporated by reference to Exhibit 4B-6 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-7 Pledge Agreement, dated as of March 11, 1998, entered into by Fred Meyer, Inc., a Delaware corporation, and each of the undersigned subsidiaries of Fred Meyer, Inc. in favor of Bankers Trust Company, as administrative agent and collateral agent, for the Beneficiaries. Incorporated by reference to
                  Exhibit 4B-7 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-8 Intercreditor and Collateral Agency Agreement, dated as of March 11, 1998, among Bankers Trust Company, as Administrative Agent under the Loan Agreement, as Administrative Agent under the Synthetic Lease Facility, and as Collateral Agent, Fred Meyer, Inc. and the Subsidiary Pledgors. Incorporated by reference to Exhibit 4B-8 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-9 Subsidiary Guarantee, dated as of March 11, 1998, executed by each of the Guarantors listed on the signature page thereof for the benefit of Bankers Trust Company, as Administrative Agent under the Loan Agreement, and each Lender named therein. Incorporated by reference to Exhibit 4B-9 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-10 $3,500,000,000 Loan Agreement, dated as of March 11, 1998, among Fred Meyer, Inc., as Borrower, and The Lenders Party Thereto; Bankers Trust Company, as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent; Chase Securities Inc. and BT Alex. Brown, as Arrangers. Incorporated by reference to Exhibit 4B-10 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4B-11 Amendment and Restatement, dated as of December 18, 1998, of Loan Agreement among Fred Meyer, and the other parties thereto. Incorporated by reference to Exhibit 10.10 of Amendment No. 3 to the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4B-12 Amendment and Restatement, dated as of December 18, 1998, of Participation Agreement among Fred Meyer and other parties thereto. Incorporated by reference to Exhibit 10.11 of Amendment No. 3 to the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4B-13 Amendment and Restatement, dated as of December 18, 1998, of Credit Agreement among FMS Trust 1997-1 and the other parties thereto. Incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4B-14 Amendment and Restatement, dated as of December 18, 1998, of Lease, Security Agreement and Financing Statement among Wilmington Trust Company, as Lessor, and Fred Meyer, as Lessee. Incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961, filed on March 5, 1999.

        4C-1 Notes Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First National Bank of Chicago, Trustee. Incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-3, as amended, No. 333-44537, filed on January 20, 1998.

        4C-2 Notes First Supplemental Indenture, dated as of March 11, 1998, among Fred Meyer, Inc., the Guarantors named therein and First National Bank of Chicago, Trustee. Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, dated March 4, 1998, SEC File No. 1-13339.

        4D-1 Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4D-1 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. l-13339.

        4D-2 Amendment to Registration Rights Agreement dated September 9, 1997 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4D-2 of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4E Registration Rights Agreement dated March 9, 1998 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4E of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        4F Registration Rights Agreement dated March 10, 1998 between Fred Meyer, Inc. and the signatories thereto. Incorporated by reference to Exhibit 4F of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

        *10A-1 Fred Meyer, Inc. 1983 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10D of the Company's Annual Report on Form 10-K for the year ended January 28, 1989, SEC File No. 0-15023.

        *10A-2 Amended Fred Meyer, Inc.1990 Stock Incentive Plan. Incorporated by reference to Exhibit 22 of the Company's Form 10-Q for the quarter ended August 12, 1995, SEC File No. 0-15023.

        *10A-3 Fred Meyer, Inc. 1997 Stock Incentive Plan. Incorporated by reference to Appendix I to Exhibit 99.1 of the Company's Current Report on Form 8-K dated September 9, 1997, SEC File No. 1-13339.

        *10A-4 Quality Food Centers, Inc. Amended and Restated 1987 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.1 of Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 333-19913, filed on January 16, 1997.

        *10A-5 Quality Food Centers, Inc. 1993 Executive Stock Option Plan. Incorporated by reference to Exhibit 10.1 of Quality Food Centers, Inc.'s Registration Statement on Form S-8, No. 33-69514, filed on September 28, 1993.

        *10A-6 Quality Food Centers, Inc. 1997 Stock Option Plan. Incorporated by reference to Exhibit 10.10 of Quality Food Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 27, 1997, SEC File No. 0-15590.

        *10A-7 Smith's Food & Drug Centers, Inc. Amended and Restated 1989 Stock Option Plan. Incorporated by reference to Exhibit 10.1 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 28, 1991, SEC File No. 1-10252.

        *10A-8 First Amendment to the Amended and Restated 1989 Stock Option Plan dated as of February 7, 1995. Incorporated by reference to Exhibit 20.1 of Smith's Food & Drug Centers, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, SEC File No. 1-10252.

        *10B Fred Meyer, Inc. Bonus Plan Description, as amended to January 30, 1999.

        *10C Form of Executive Severance Agreement among Fred Meyer, Inc. and certain executive officers. Incorporated by reference to
                  Exhibit 10.1 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        *10D Non-Employee Directors' Deferred Compensation Plan. Incorporated by reference to Appendix J to Exhibit 99.1 of the Company's Current Report on Form 8-K, dated September 9, 1997, SEC File No. 1-13339.

        *10E Form of contract for Senior Executive Long-Term Disability Program. Incorporated by reference to Exhibit 10E of the Company's Annual Report on Form 10-K for the year ended January 30, 1993, SEC File No. 0-15023.

        *10F Fred Meyer, Inc. Supplemental Income Plan dated January 1, 1994. Incorporated by reference to Exhibit 10H of the Company's Annual Report on Form 10-K for the year ended January 29, 1994, SEC File No. 0-15023.

        *10G-1 Employment Agreement between Fred Meyer, Inc. and Robert G. Miller, as amended. Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        *10G-2 Amended Employment Agreement of Robert G. Miller, dated October 18, 1998, between Robert G. Miller and Fred Meyer, Inc. Incorporated by reference to Exhibit 10.G of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        *10H Form of Employment Agreement among Smith's Food & Drug Centers, Inc. and certain executive officers. Incorporated by reference to Exhibit 10H of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        *10I Fred Meyer, Inc. Excess Deferral and Benefit Equalization Plan. 1994 Restatement dated as of January 1, 1994. Incorporated by reference to Exhibit 10T of the Company's Form 10-Q for the quarter ended November 4, 1995, SEC File No. 1-11274.

        10J Management Services Agreement dated September 9, 1997 between Fred Meyer, Inc. and The Yucaipa Companies. Incorporated by reference to Exhibit 10L of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        10K       Yucaipa Warrant Agreement. Incorporated by reference to
                  Exhibit 10.3 of Smith's Food & Drug Centers, Inc.'s Registration Statement on Form S-3, No. 333-14953, filed on October 28, 1996. Supplemental Warrant, dated as of September 9, 1997 among Fred Meyer, Inc. (formerly Meyer-Smith Holdco, Inc.) and the Yucaipa Companies. Incorporated by reference to
                  Exhibit 10.3 of the Company's Form 10-Q for the quarter ended November 8, 1997, SEC File No. 1-13339.

        *10L-1 Employment Agreement dated as of June 14, 1995 between Food 4 Less Holdings, Inc., Ralphs Grocery Company and George G. Golleher. Incorporated by reference to Exhibit 10.11 of Food 4 Less Holdings, Inc.'s Form 10-Q for the quarter ended July 16, 1995, SEC File No. 33-59212.

        *10L-2 Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and George Golleher. Incorporated by reference to Exhibit 10.N. of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        *10M-1 Ralphs Grocery Company Retirement Supplement Plan, effective as of January 1, 1994. Incorporated by reference to Exhibit
                  10.15.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10M-2 Amendment to the Retirement Supplement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit 10.15.2 of Ralphs Grocery Company Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10M-3 Second Amendment to the Retirement Supplement Plan, effective as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Retirement Supplement Plan. Incorporated by reference to Exhibit 10.15.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10M-4 Amendment 1999-1 to Ralphs Grocery Company Retirement Supplement Plan effective March 31, 1999.

        *10N-1 Ralphs Grocery Company Supplemental Executive Retirement Plan, amended and restated as of April 9, 1994. Incorporated by reference to 10.16.1 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10N-2 Amendment to the Amended and Restated Supplemental Executive Retirement Plan, effective as of January 1, 1995. Incorporated by reference to Exhibit 10.16.2 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10N-3 Second Amendment to the Supplemental Executive Retirement Plan, dated as of June 14, 1995, by and between Ralphs Grocery Company and Ralphs Grocery Company Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.16.3 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10N-4 Third Amendment to the Ralphs Grocery Company Supplemental Executive Retirement Plan, effective as of July 1, 1995. Incorporated by reference to Exhibit 10.16.4 of Ralphs Grocery Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996, SEC File No. 33-31152.

        *10O-1 Quality Food Centers, Inc. Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10Q of the Company's Annual Report on Form 10-K for the year ended January 31, 1998, SEC File No. 1-13339.

        *10O-2 Amendment Nos. 1 and 2 to Quality Food Centers, Inc. Deferred Compensation Plan, as amended, dated December 1995 and January 1, 1999.

        *10P      Fred Meyer, Inc. 401(k) Restoration Plan, dated April 1, 1999.

        *10Q Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and Certain Officers. Incorporated by reference to Exhibit 10.R of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        *10R Employment Protection Agreement dated September 22, 1998 between Fred Meyer, Inc. and Certain Officers. Incorporated by reference to Exhibit 10.S of the Company's Form 10-Q for the quarter ended November 7, 1998, SEC File No. 1-13339.

        10S       Voting Agreement, dated as of October 18, 1998 between Robert
                  G. Miller and The Kroger Co. Incorporated by reference to
                  Exhibit 10.3 of the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961.

        10T Voting Agreement, dated as of October 18, 1998 among the Stockholders identified on Annex A thereto and The Kroger Co. Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 of The Kroger Co., No. 333-66961.

        21        List of Subsidiaries.

        23        Consent of Deloitte & Touche LLP

        24        Powers of Attorney

        27        Financial Data Schedule.

*This Exhibit constitutes a management contract or compensatory plan or arrangement.